Form 10-K
period 2021-12-31
Harmony Energy Technologies Corp
filed 2022-04-04
CIK 1901297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to____________________________

Commission File No. 000-56380

HARMONY ENERGY TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	83-2756695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

165 Broadway, FL 23 New York, NY.	10006
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 602-1188

Securities registered under Section 12(b) of the Exchange Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 5(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation ST (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company and an “emerging growth company”. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and ‘emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The registrant was not a publicly listed company as of June 30, 2021, the last business day of its most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 24, 2022, the number of shares of the registrant’s common stock outstanding was 19,780,079.

Documents incorporated by reference:

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2022, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Harmony Energy Technologies Corporation

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report in some cases you can identify forward-looking statements by terminology such as “may”, “is expected to”, “anticipates”, “estimates”, “intends”, “plans”, “projection”, “could”, “vision”, “goals”, “objective” and “outlook”“ and similar expressions. These statements are not historical facts and may be forward-looking and may involve estimates, assumptions and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements, many of which are difficult to predict and generally beyond our control.

You should refer to Item 1A. “Risk Factors” section of this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake any obligation to update any forward-looking statements. Unless the context requires otherwise, references to “Harmony,” “we,” “us,” “our,” and “Company,” refer to Harmony Energy Technologies Corporation and its subsidiaries.

Our forward-looking statements are subject to a number of known and unknown risks, uncertainties, assumptions, and other factors that may cause our actual future results, performance, or achievements to differ materially from any future results expressed or implied in this Annual Report. Reported results should not be considered an indication of future performance.

Because some of these risks and uncertainties cannot be predicted or quantified and some are beyond our control, you should not rely on our forward-looking statements as predictions of future events. More information about potential risks and uncertainties that could affect our business and financial results is included in the section of this Annual Report titled “Risk Factors” and our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available on the SEC’s web site at www.sec.gov. Moreover, we operate in a very competitive and rapidly changing environment; new risks and uncertainties may emerge from time to time and it is not possible for us to predict all risks nor identify all uncertainties. The events and circumstances reflected in our forward-looking statements might not be achieved and actual results could differ materially from those projected in the forward-looking statements. Except as otherwise noted, all forward-looking statements are made as of the date we file this Annual Report, and are based on information and estimates available to us at this time. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. Except as required by law, Harmony assumes no obligation to update any of the statements in this Annual Report whether as a result of any new information, future events, changed circumstances, or otherwise. You should read this Annual Report with the understanding that our actual future results, performance, events, and circumstances might be materially different from what we expect.

ITEM 1. BUSINESS

Overview

Harmony Energy Technologies Corporation is a startup engaged in designing, developing and marketing the energy storage products (battery systems) in the US market. The Company’s fiscal year is December 31. On June 19, 2018, Harmony was incorporated in the State of Delaware, USA. Shenzhen Smarten Technology Co., Ltd., (“Smarten”) is the wholly owned subsidiary of the Company. Smarten manages supply chain and performs quality assurance. Our products are manufactured by outsourcing partners that are located in China.

On December 27, 2021, the Company filed Registration Statement on Form 10-12G. On February 10, 2022, the Company filed Amendment No. 1 to Registration Statement on Form 10-12G/A. As of this Form 10-K, the Company is working on the Amendment No. 2 to Registration Statement on Form 10-12G/A.

Our Product

The Power Station (“PS”) is a small lithium-ion based battery system which is designed for personal and/or residential emergency applications during power outages. The PS provides both AC and DC power for short-term use. The PS can be recharged from grid and solar power. The Company has received the necessary certifications including FCC, RoHS to sell the product in the United Sates.

Markets and Distribution

The Company’s customers are primarily the consumers. The Company sells its products directly to consumers through its online stores and its direct sales force. We strive to deliver a pleasant experience to our clients.

Competition

The markets for the Company’s products are highly competitive, and are characterized by aggressive price competition and resulting downward pressure on gross margins, frequent introduction of new products, short product life cycles, evolving industry standards, continual improvement in product price and performance characteristics, rapid adoption of technological advancements by competitors, and price sensitivity on the part of consumers. Many of the Company’s competitors seek to compete primarily through aggressive pricing and very low cost structures.

The Company’s ability to compete successfully depends heavily on ensuring the continuing and timely introduction of innovative new products to the marketplace. Principal competitive factors important to the Company include price, product features, relative price and performance, product quality and reliability, design innovation, marketing and distribution capability, customer service, and our reputation.

The Company is a startup, new to the marketplace. Many of our competitors have been in business longer and with greater financial accessibility than us.

Supply Chain

The Company’s products are manufactured by outsourcing partners that are located in China.

Smarten manages supply chain and perform quality assurance.

Research and Development

Because the industries in which the Company competes are characterized by rapid technological advances, the Company’s ability to compete successfully depends heavily upon its ability to ensure a continual and timely flow of competitive products to the marketplace.

In addition to the PS, the Company is in early R&D phase for possible new products. The Company will continue to assess its strategies as R&D progresses.

Intellectual Property

The Company currently holds a collection of intellectual property rights relating to certain aspects of its products. This includes patents, copyrights, trademarks and other forms of intellectual property rights.

Although the Company believes the ownership of such intellectual property rights is an important factor in its business and that its success does depend in part on such ownership, the Company relies primarily on the innovative skills, technical competence and marketing abilities of its personnel.

While the Company uses reasonable efforts to protect its trade and business secrets, the Company cannot assure that its employees, consultants, contractors or advisors will not, unintentionally or willfully, disclose the Company’s trade secrets to competitors or other third parties.

In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, the Company’s competitors may independently develop equivalent knowledge, methods and know-how. If the Company is unable to defend the Company’s trade secrets from others use, or if the Company’s competitors develop equivalent knowledge, it could have a material adverse effect on the Company’s business. Any infringement of the Company’s proprietary rights could result in significant litigation costs, and any failure to adequately protect the Company’s proprietary rights could result in the Company’s competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenue. Existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect the Company’s proprietary rights to the same extent as do the laws of the United States. Therefore, the Company may not be able to protect the Company’s proprietary rights against unauthorized third-party use. Enforcing a claim that a third party illegally obtained and is using the Company’s trade secrets could be expensive and time consuming, and the outcome of such a claim is unpredictable. Litigation may be necessary in the future to protect the Company’s trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could materially adversely affect the Company’s future operating results.

The People

As a new startup, we believe in the people. The Company strives to build a talented, motivated, and dedicated team. As of December 31, 2021, the Company had 4 full-time equivalent employees.

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by the Company with the SEC are available free of charge at www.hetcusa.com when such reports are available on the SEC’s website. The Company periodically provides other information for investors on its website, www.hetcusa.com. This includes press releases and other information about financial performance, information on environmental, social and corporate governance and details related to the Company’s annual meeting of shareholders. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

Item 1A. Risk Factors

The Company’s business, results of operations and financial condition, reputation as well as the price of the Company’s stock, can be affected by a number of factors, whether currently known or unknown, including those described below. When any one or more of these risks materialize from time to time, the Company’s business, results of operations and financial condition, as well as the price of the Company’s stock, can be materially and adversely affected.

Because of the following factors, as well as other factors affecting the Company’s results of operations and financial condition, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. This discussion of risk factors contains forward-looking statements.

This section should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

General Risks

The Company is a startup with a limited operating history. The Company has not been able to generate any revenue from its operations. The Company cannot determine when it can generate revenue, or positive cash flow. The Company will require additional funding to be able to develop the business and to meet ongoing requirements for general operations.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources, such as debts or equity financing. The lack of additional capital resulting from the inability to generate cash flow from operations, or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business.

These factors indicate that material uncertainties exist which may cast significant doubt regarding the Company’s ability to continue as a going concern, and as a result, our shareholders could lose their entire investment.

Risks Related to COVID-19

The Company’s business, results of operations and financial condition, as well as the price of the Company’s stock, have been adversely affected and could in the future be materially adversely affected by the COVID-19 pandemic.

COVID-19 has had, and continues to have, a significant impact around the world, prompting governments and businesses to take unprecedented measures in response. Such measures have included restrictions on travel and business operations, temporary closures of businesses, and quarantine etc. The COVID-19 pandemic has at times significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets.

The COVID-19 pandemic and the measures taken by many countries in response have adversely affected and could in the future materially adversely impact the Company’s business, results of operations and financial condition, as well as the price of the Company’s stock. During the course of the pandemic, certain of the Company’s suppliers, manufacturing partners and logistical service providers have experienced disruptions, resulting in supply shortages that affected our business development, and similar disruptions could occur in the future.

The Company continues to monitor the situation and take appropriate actions in accordance with the recommendations and requirements of relevant authorities. The extent to which the COVID-19 pandemic may impact the Company’s operational and financial performance remains uncertain and will depend on many factors outside the Company’s control, including the timing, extent, trajectory and duration of the pandemic, the emergence of new variants, the development, availability, distribution and effectiveness of vaccines and treatments, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and demand for consumer products. Additional future impacts on the Company may include, but are not limited to, material adverse effects on demand for the Company’s products, the Company’s supply chain and sales, the Company’s ability to execute its strategic plans, and the Company’s profitability and cost structure.

To the extent the COVID-19 pandemic adversely affects the Company’s business, results of operations, financial condition and stock price, it may also have the effect of heightening many of the other risks described in this Part I, Item 1A of this Form 10-K.

Macroeconomic and Industry Risks

The Company’s operations and performance depend significantly on global and regional economic conditions and adverse economic conditions can materially adversely affect the Company’s business, results of operations and financial condition.

The Company plans to generate sales revenue in the U.S. market. In addition, the Company’s global supply chain and the Company’s manufacturing partners, are located in China. As a result, the Company’s operations and performance depend significantly on global and regional economic conditions.

Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations can materially adversely affect demand for the Company’s products and services. In addition, consumer confidence and spending can be adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, changes to fuel and other energy costs, labor and healthcare costs and other economic factors.

In addition to an adverse impact on demand for the Company’s products, uncertainty about, or a decline in, global or regional economic conditions can have a significant impact on the Company’s suppliers, manufacturing partners, logistics providers. Potential effects include financial instability; inability to obtain credit to finance operations and purchases of the Company’s products; and insolvency.

A downturn in the economic environment can also lead to increased business operation risks for the Company and limitations on the Company’s ability to conduct finance. These and other economic factors can materially adversely affect the Company’s business, results of operations and financial condition.

The Company’s business can be impacted by political events, trade and other international disputes, war, terrorism, natural disasters, public health issues, industrial accidents and other business interruptions.

Political events, trade and other international disputes, war, terrorism, natural disasters, public health issues, industrial accidents and other business interruptions can harm or disrupt international commerce and the global economy and could have a material adverse effect on the Company and its customers, suppliers, manufacturing partners, logistics providers.

The Company believes that it benefits from growth in international trade. Trade and other international disputes can result in tariffs, sanctions, and other measures that restrict international trade and can adversely affect the Company’s business. For example, tensions between the U.S. and China have led to a series of tariffs being imposed by the U.S. on imports from China mainland, as well as other business restrictions. Tariffs increase the cost of the Company’s products and the components and raw materials that go into making them. These increased costs adversely impact the gross margin that the Company earns on its products. Tariffs can also make the Company’s products more expensive for customers, which could make the Company’s products less competitive and reduce consumer demand. Countries may also adopt other measures, such as controls on imports that could adversely impact the Company’s operations and supply chain and limit the Company’s ability to offer its products as designed. These measures can require the Company to take various actions, including changing suppliers and restructuring business relationships. Changing the Company’s operations in accordance with new or changed trade restrictions can be expensive, time-consuming, disruptive to the Company’s operations and distracting to management. Such restrictions can be announced with little or no advance notice and the Company may not be able to effectively mitigate all adverse impacts from such measures. Political uncertainty surrounding trade and other international disputes could also have a negative effect on consumer confidence and spending, which could adversely affect the Company’s business.

Many of the Company’s suppliers and manufacturing partners are in locations that are prone to earthquakes and other natural disasters. In addition, such operations and facilities are subject to the risk of interruption by fire, power shortages, nuclear power plant accidents and other industrial accidents, terrorist attacks and other hostile acts, ransomware and other cybersecurity attacks, labor disputes, public health issues, including pandemics such as the COVID-19 pandemic, and other events beyond the Company’s control. Global climate change is resulting in certain types of natural disasters occurring more frequently or with more intense effects. Such events can make it difficult or impossible for the Company to operate and deliver products to its customers. Following an interruption to its business, the Company can require substantial recovery time, experience significant expenditures to resume operations, and lose significant sales. Because the Company relies on single or limited sources for our products, a business interruption affecting such sources would exacerbate any negative consequences to the Company.

The Company’s operations are also subject to the risks of industrial accidents at its manufacturing partners. While the Company’s partners are required to maintain safe working environments and operations, an industrial accident could occur and could result in disruption to the Company’s business. While the Company maintains insurance coverage for certain types of losses, such insurance coverage may be insufficient to cover all losses that may arise.

The market for the Company’s products is highly competitive and subject to rapid technological change, and the Company may be unable to compete effectively.

The Company’s primary market is the US, which is a highly competitive market characterized by aggressive price competition and resulting downward pressure on gross margins, frequent introduction of new products and services, short product life cycles, evolving industry standards, continual improvement in product price and performance characteristics, rapid adoption of technological advancements by competitors, and price sensitivity on the part of consumers.

The Company’s ability to compete successfully depends heavily on ensuring the continuing and timely introduction of innovative new products to the marketplace. The Company designs and develops its products. As a result, the Company must make significant investments in R&D. There can be no assurance these investments will achieve expected returns, and the Company may not be able to develop and market new products successfully.

The Company currently holds patents, trademarks and copyrights that have registered, and applied to register, additional patents, trademarks and copyrights. Effective intellectual property protection is not consistently available in China. If the Company is unable to continue to develop and sell innovative new products with attractive margins, the Company’s ability to maintain a competitive advantage could be adversely affected.

The Company is startup and new in the market. The Company faces substantial competition from companies that have significant technical, marketing, distribution and other resources. In addition, some of the Company’s competitors have broader product lines, lower-priced products, a larger clients base, and a much longer operating history. Certain competitors have the resources, experience, or cost structures to provide products at little or no profit or even at a loss.

The Company’s business, results of operations and financial condition will depend on the Company’s ability to continually improve its products to maintain their functional and design advantages. There can be no assurance the Company will be able to continue to provide products that compete effectively.

Business Risks

To remain competitive and stimulate customer demand, the Company must successfully manage frequent introductions and transitions of products.

Due to the highly competitive nature of the industries in which the Company competes, the Company must continually introduce new products and technologies, enhance existing products and services, effectively stimulate customer demand for new and upgraded products, and successfully manage the transition to these new and upgraded products. The success of new product introductions depends on a number of factors, including timely and successful development, market acceptance, the Company’s ability to manage the risks associated with production ramp-up issues, the availability of application software for the Company’s products, the effective management of inventory levels in line with anticipated product demand, the availability of products in appropriate quantities and at expected costs to meet anticipated demand, and the risk that new products may have quality or other defects or deficiencies. There can be no assurance the Company will successfully manage future introductions and transitions of products and services.

The Company depends on product manufacturing and logistical services provided by outsourcing partners, many of which are located outside of the U.S.

All the Company’s manufacturing is performed by outsourcing partners located in China. A significant concentration of this manufacturing is currently performed by a small number of outsourcing partners, often in single locations. The Company has also outsourced much of its transportation and logistics management. While these arrangements can lower operating costs, they also reduce the Company’s direct control over production and distribution. Such diminished control has from time to time and may in the future have an adverse effect on the quality or quantity of products manufactured, or adversely affect the Company’s flexibility to respond to changing conditions. Although arrangements with these partners may contain provisions for product defect expense reimbursement, the Company remains responsible to the consumer for warranty and out-of-warranty service in the event of product defects and experiences an unanticipated product defect liability from time to time. While the Company relies on its partners to adhere to its supplier code of conduct, violations of the supplier code of conduct occur from time to time and can materially adversely affect the Company’s business, reputation, results of operations and financial condition.

The Company relies on outsourcing partners in China to manufacture the Company’s products. Any failure of these partners to perform can have a negative impact on the Company’s cost or finished goods. In addition, manufacturing and logistics or transit to final destinations can be disrupted for a variety of reasons, including natural and man-made disasters, information technology system failures, commercial disputes, military actions, economic, business, labor, environmental, public health or political issues, or international trade disputes.

The Company has invested in certain manufacturing process equipment, much of which is held at certain of its outsourcing partners. While these arrangements help ensure the supply of the products, if these outsourcing partners experience severe financial problems or other disruptions in their business, such continued supply can be reduced or terminated, and the recoverability of manufacturing process equipment or prepayments can be negatively impacted or impossible.

Future operating results depend upon the Company’s ability to obtain products in sufficient quantities on commercially reasonable terms.

Because the Company currently obtains the products from limited sources, the Company is subject to significant supply and pricing risks. Many components, including those that are available from multiple sources, are at times subject to industry-wide shortages and significant commodity pricing fluctuations that can materially adversely affect the Company’s business, results of operations and financial condition. For example, the global semiconductor industry is experiencing high demand and shortages of supply, which has adversely affected, and could materially adversely affect, the Company’s ability to obtain sufficient quantities of products on commercially reasonable terms or at all. While the Company has entered into agreements for the supply of the products, there can be no assurance the Company will be able to extend or renew these agreements on similar terms, or at all. The manufacturing partners may suffer from poor financial conditions, which can lead to business failure for the supplier or consolidation within a particular industry, further limiting the Company’s ability to obtain products on commercially reasonable terms or at all. The effects of global or regional economic conditions on the Company’s suppliers, described in “The Company’s operations and performance depend significantly on global and regional economic conditions and adverse economic conditions can materially adversely affect the Company’s business, results of operations and financial condition,” above, can also affect the Company’s ability to obtain products. Therefore, the Company remains subject to significant risks of supply shortages and price increases that can materially adversely affect its business, results of operations and financial condition.

The Company’s products may be affected from time to time by design and manufacturing defects that could materially adversely affect the Company’s business and result in harm to the Company’s reputation.

The Company offers products that can be affected by design and manufacturing defects. Defects can also exist in components and so products. Component defects could make the Company’s products unsafe and create a risk of environmental or property damage and personal injury. These risks may increase as the Company’s products are introduced into specialized applications, including healthcare. There can be no assurance the Company will be able to detect and fix all issues and defects in the products it offers. Failure to do so can result in widespread technical and performance issues affecting the Company’s products. In addition, the Company can be exposed to product liability claims, recalls, product replacements or modifications, write-offs of inventory, property, plant and equipment, and/or intangible assets, and significant warranty and other expenses, including litigation costs and regulatory fines. Quality problems can also adversely affect the experience for users of the Company’s products, and result in harm to the Company’s reputation, loss of competitive advantage, poor market acceptance, reduced demand for products, delay in new product introductions and lost sales.

The Company is exposed to the risk of write-downs on the value of its inventory and other assets, in addition to purchase commitment cancellation risk.

The Company records a write-down for inventories that have become obsolete or exceed anticipated demand, or for which cost exceeds net realizable value. The Company also accrues necessary cancellation fee reserves for orders of excess products. The Company reviews long-lived assets, including capital assets held at its suppliers’ facilities and inventory prepayments, for impairment whenever events or circumstances indicate the assets may not be recoverable. If the Company determines that an impairment has occurred, it records a write-down equal to the amount by which the carrying value of the asset exceeds its fair value. Although the Company believes its inventory, capital assets, inventory prepayments and other assets and purchase commitments are currently recoverable, there can be no assurance the Company will not incur write-downs, fees, impairments and other charges given the rapid and unpredictable pace of product obsolescence in the industries in which the Company competes.

The Company orders its products and builds inventory in advance of product announcements and shipments. Manufacturing purchase obligations cover the Company’s forecasted component and manufacturing requirements, typically for periods up to 180 days. Because the markets are volatile, competitive and subject to rapid technology and price changes, there is a risk the Company will forecast incorrectly and order or produce excess or insufficient amounts of products, or not fully utilize firm purchase commitments.

The Company relies on access to third-party intellectual property, which may not be available to the Company on commercially reasonable terms or at all.

The Company’s products are designed to include intellectual property owned by third parties, which requires licenses from those third parties. In addition, because of technological changes in the industries in which the Company currently competes or in the future may compete, current extensive patent coverage and the rapid rate of issuance of new patents, the Company’s products may unknowingly infringe existing patents or intellectual property rights of others. From time to time, the Company has been notified that it may be infringing certain patents or other intellectual property rights of third parties. Based on experience and industry practice, the Company believes licenses to such third-party intellectual property can generally be obtained on commercially reasonable terms. However, there can be no assurance the necessary licenses can be obtained on commercially reasonable terms or at all. Failure to obtain the right to use third-party intellectual property, or to use such intellectual property on commercially reasonable terms, can preclude the Company from selling certain products, or otherwise have a material adverse impact on the Company’s business, results of operations and financial condition.

The Company’s success depends largely on the continued service and availability of highly skilled employees, including key personnel.

Much of the Company’s future success depends on the continued availability and service of key personnel, including its Chief Executive Officer, executive team, and other highly skilled employees. Experienced personnel in the technology industry are in high demand and competition for their talents is intense. If the Company is unable to recruit and retain highly skilled employees, it will materially adversely affect the Company’s business, results of operations and financial condition.

The lack of adequate D&O insurance may also make it difficult for the Company to retain and attract talented and skilled directors and officers.

In the future we may be subject to litigation, including potential class action and shareholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. To date, we have not obtained directors and officers liability (“D&O”) insurance. Without adequate D&O insurance, the amounts we would pay to indemnify our officers and directors should they be subject to legal action based on their service to the Company could have a material adverse effect on our financial condition, results of operations and liquidity. Furthermore, the lack of adequate D&O insurance may make it difficult for the Company to retain and attract talented and skilled directors and officers, which could adversely affect our business.

Our key personnel may voluntarily terminate their relationship with us at any time, and competition for qualified personnel is intense. The process of locating additional personnel with the combination of skills and attributes required to carry out our strategy could be lengthy, costly, and disruptive.

If we lose the services of key personnel or fail to replace the services of key personnel who depart, we could experience a severe negative effect on our financial results and stock price. The loss of the services of any key personnel, marketing or other personnel or our failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on our business, operating and financial results and stock price.

Our largest shareholder, officer and director and a related party, Nick Zeng, has substantial influence over us and our policies and will be able to influence corporate matters.

Nick Zeng is the Chairman, President and CEO of the Company. Mr. Zeng, whose interests may differ from other shareholders, is also our largest shareholder and has the ability to exercise significant influences over us. Presently, he beneficially owns 24.81% of our common stock. He is able to exercise significant influences over all matters requiring approval by our shareholders, including the election of directors, the approval of significant corporate transactions, and any change of control of the Company.

As of the Form 10-K, the executive officers and directors control 45.90% of our outstanding common stock, giving them the ability to elect a majority of our directors and to control all other matters requiring the approval of our shareholders, including the election of all of our directors.

Our officers and directors have limited experience managing a publicly listed company in the United States.

Our officers and directors have limited experience managing a publicly listed company in the United States. Consequently, we may not be able to raise any funds or run our public company successfully. Our executive officers’ and directors’ lack of experience of managing a publicly listed company in the United States could cause you to lose all your investment.

Investment in acquisitions and new business strategies could disrupt the Company’s ongoing business, present risks not originally contemplated and adversely affect the Company’s business, reputation, results of operations and financial condition.

The Company has invested, and in the future may invest, in new business strategies and acquisitions. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, greater-than-expected liabilities and expenses, economic, legal, and regulatory challenges associated with operating in new businesses, regions or countries, inadequate return on capital, potential impairment of tangible and intangible assets, and significant write-offs. Investment and acquisition transactions are exposed to additional risks. We cannot assure that the Company is able to fully realize the anticipated benefits of a transaction. These new ventures are inherently risky and may not be successful. The failure of any significant investment could adversely affect the Company’s business, reputation, results of operations and financial condition.

Legal and Regulatory Compliance Risks

The Company is subject to complex and changing laws and regulations, which exposes the Company to potential liabilities, increased costs and other adverse effects on the Company’s business.

The Company’s operations are subject to complex and changing laws and regulations on subjects, including privacy, data security and data localization; consumer protection; advertising, sales, billing and e-commerce; product liability; intellectual property ownership and infringement; availability of third-party software applications and services; labor and employment; anticorruption; import, export and trade; foreign exchange controls and cash repatriation restrictions; foreign ownership and investment; tax; and environmental, health and safety, including electronic waste, recycling, and climate change.

Compliance with these laws and regulations is onerous and expensive, increasing the cost of conducting the Company’s operations. Changes to laws and regulations can adversely affect the Company’s business by increasing the Company’s costs, limiting the Company’s ability to offer a product to customers, requiring changes to the Company’s supply chain and business practices or otherwise making the Company’s products less attractive to customers. The Company has implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance the Company’s employees, contractors or agents will not violate such laws and regulations or the Company’s policies and procedures. If the Company is found to have violated laws and regulations, it could materially adversely affect the Company’s business, results of operations and financial condition. Regulatory changes and other actions that materially adversely affect the Company’s business may be announced with little or no advance notice and the Company may not be able to effectively mitigate all adverse impacts from such measures.

Financial Risks

The Company’s financial performance is subject to risks associated with changes in the value of the U.S. dollar relative to Chinese currencies.

The Company’s primary market is the US market. The Company’s products are outsourced to its manufacturing partners located in China. Fluctuations in exchange rates could adversely affect our business, operating and financial results and stock price

The Company is subject to changes in tax rates, the adoption of new U.S. or international tax legislation and exposure to additional tax liabilities.

The Company is subject to taxes in the U.S. and China. Due to economic and political conditions, tax laws and tax rates for income taxes and other non-income taxes in various jurisdictions may be subject to significant change. The Company’s effective tax rates are affected by changes in the earnings, changes in the valuation of deferred tax assets and liabilities, the introduction of new taxes, or changes in tax laws or their interpretation, including in the U.S. and China.

Risks Related to our Common Stock

We will conduct offerings of our equity securities in the future, in which case your proportionate interest may become diluted.

We anticipate continuing to rely on equity sales of our common stocks to fund our business operations. If we issue additional common stock shares or securities convertible into our common stock, your percentage interest in the Company could become diluted.

During the future financing, when our common stocks are issued in return for additional funds, the price per share could be lower than that paid by our current shareholders.

The sale or availability of substantial amounts of our common stock could adversely affect their market price.

Should we become a publicly listed company, sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and could materially impair our ability to raise capital through equity offerings in the future. As of this Form 10-K, we have 19,780,079 shares of common stock issued and outstanding. We cannot predict what effect, if any, market sales of securities held by our significant shareholders or any other shareholder or the availability of these securities for future sale will have on the market price of our common stock.

We have never declared or paid any cash dividends or distributions on our capital stock. And we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Because we do not expect to pay dividends in the foreseeable future, you must rely on a price appreciation of our common stock in return for your investment.

We currently intend to retain most, if not all, of our available funds and any future earnings to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future. Therefore, you should not rely on an investment in our common stock as a source for any future dividend income.

Accordingly, the return on your investment in our common stock will depend entirely upon any future price appreciation of our common stock. There is no guarantee that the market price of our common stock will appreciate, or even maintain the price at which you purchased the common stock. You may not realize a return on your investment in our common stock and you may even lose your entire investment in our common stock.

We may become involved in securities class action litigation that could divert management’s attention and harm our business.

The stock market in general, and the shares of early-stage companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of the companies involved. If these fluctuations occur in the future, the market price of our stocks could fall regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. If the market price or volume of our stocks suffers extreme fluctuations, then we may become involved in this type of litigation, which would be expensive and divert management’s attention and resources from managing our business.

In the event we become a publicly listed company, we may also from time to time make forward-looking statements about future operating results and provide some financial guidance to the public markets. Projections may not be made timely or set at expected performance levels and could materially affect the price of our shares. Any failure to meet published forward-looking statements that adversely affect the stock price could result in losses to investors, stockholder lawsuits or other litigation, sanctions or restrictions issued by the SEC.

Although we do not believe that we are currently a “shell company” as defined in Rule 12b-2 of the Exchange Act, there can be no assurance that others, including the SEC or OTC Markets will agree with our assessment.

OTC Markets may note our Company as a “shell risk” and although we do not believe that the Company is a “shell company” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, at this time, there can be no assurance that others, such as the SEC or OTC Markets, will not disagree with our belief that we are not a shell company. If the Company is deemed to be a “shell company” our common stock would be subject to a risk arising from restrictions on reliance on Rule 144 by shell companies or former shell companies and it would have a negative effect on our common stock and our Company as a whole.

Under a regulation of the SEC known as “Rule 144,” a person who beneficially owns restricted securities of an issuer and who is not an affiliate of that issuer may sell them without registration under the Securities Act provided that certain conditions have been met. One of these conditions is that such person has held the restricted securities for a prescribed period, which will be 6 months for the Common Stock. However, Rule 144 is unavailable for the resale of securities issued by an issuer that is a shell company (other than a business combination related shell company) or, unless certain conditions are met, that has been at any time previously a shell company.

The SEC defines a shell company as a company that has (a) no or nominal operations and (b) either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets. While we believe that we are not a shell company, the SEC and others whose approval is required in order for shares to be sold under Rule 144 might take a different view.

Rule 144 is available for the resale of securities of former shell companies if and for as long as the following conditions are met:

(1)	the issuer of the securities that was formerly a shell company has ceased to be a shell company,
(2)	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act,
(3)	the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and
(4)	at least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company known as “Form 10 Information.”

Upon becoming a publicly listed company, our common stock is currently deemed a “penny stock,” which makes it more difficult for our investors to sell their shares.

Upon becoming a publicly listed company, our common stock may be deemed a “penny stock,” which would make it more difficult for our investors to sell their shares. The SEC has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approves a person’s account for transactions in penny stocks, and
●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person, and
●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

The Company has elected to avail itself to the extended transition period for complying with new or revised accounting standards pursuant to Section 102(b)(1) of the JOBS Act, and further the JOBS Act will allow us to postpone the date by which we must comply with some of the laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC, which could undermine investor confidence in our Company.

For so long as we remain an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies.” In particular, as an emerging growth company we:

●	are not required to obtain an attestation and report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;
●	are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives (commonly referred to as “compensation discussion and analysis”);
●	are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on-frequency” and “say-on-golden-parachute” votes);
●	are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;
●	may present only two years of audited financial statements and only two years of related Management’s Discussion & Analysis of Financial Condition and Results of Operations (“MD&A”); and
●	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act.

Under the JOBS Act, we may take advantage of the above-described reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act of 1933, as amended (the “Securities Act”), or such earlier time that we no longer meet the definition of an emerging growth company. In this regard, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1,070,000,000 in annual revenues, have more than $700 million in market value of our Common stock held by non-affiliates, or issue more than $1.0 billion in principal amount of non-convertible debt over a three-year period. We would cease to be an emerging growth company on the last day of the fiscal year following the date of the fifth anniversary of our first sale of common equity securities under an effective registration statement or a fiscal year in which we have $1 billion in gross revenues.

We intend to take advantage of all of these reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. Therefore, our election to use the phase-in periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the phase-in periods under §107 of the JOBS Act.

Our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an “emerging growth company,” we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions.

Our Auditor is Canada based, registered with the PCAOB, and is subject to PCAOB Inspections.

As of this Form 10-K, the Company has been a reporting issuer in Canada since 2019. Our auditor is a PCAOB registered public accounting firm, based in Canada, and subjected to PCAOB inspections. According to our auditor, all the auditing work papers are kept in Canada.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company received the SEC Comments Letter dated February 24, 2022, about the Amendment 1 to Registration Statement Form 10-12G/A filed on February 10, 2022. This Comments Letter is mainly about the corporate legal structure, such as if the Company is a China Based issuer through a holding company structure. We do not believe that the Company is a China Based issuer and are working on the Amendment 2 as required.

ITEM 2. PROPERTIES

We lease facilities under operating leases with various expiration dates through 2022. The Company is headquartered in New York, New York. We also lease office space in Shenzhen, China.

We believe our facilities are suitable for their present and intended purposes and are operating at a level consistent with the requirements of the industry in which we operate. We also believe that our leases are at competitive or market rates and do not anticipate any difficulty in leasing suitable additional space upon expiration of our current lease terms.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of this Form 10-K, we are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is neither traded nor quoted at any market.

Holders of Our Common Stock

As of March 24, 2022, there were 111 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to precisely estimate the total number of stockholders represented by these record holders, but based on input from proxy service providers we believe our common stock is held by more than 500 separate accounts.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Securities

From June 19, 2018 through March 24, 2022, the Company issued 19,780,079 our common stock. The transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under Section 4(a)(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder) because they did not involve any public offering.

For more information, please refer to our Amendment 1 to Registration Statement on Form 10-12G/A filed on February 10, 2022.

ITEM 6. Reserved

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following management discussion and analysis of the financial position and results of operations (“MD&A”) should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those listed under “Forward-Looking Statements” and “Risk Factors” and those included elsewhere in this report.

COMPANY OVERVIEW

On June 19, 2018, Harmony was incorporated in the State of Delaware, USA as a wholly owned subsidiary of Golden Share Resources Corporation (“Golden Share”). Golden Share is a Canadian publicly traded natural resource company exploring in Ontario, Canada. Since early 2016, Golden Share started to develop a business unit for energy storage, initially mainly for vanadium-based technology and later expanded into lithium ion.

On January 14, 2019, the Company was spun off from Golden Share and simultaneously completed the acquisition of the energy business unit from Golden Share

Since January 1, 2020, the Company obtained the control over Shenzhen Smarten Technology Co., Ltd. (“Smarten”) and deemed Smarten as a wholly owned subsidiary of the Company. On September 1, 2020, the Company completed the acquisition of Smarten.

board of directors and management

Harmony’s Board of Directors is comprised of four members: Mr. Christian Guilbaud, Mr. Kenneth Charles Grainger, Mr. Rui Zhu and Mr. Nick Zeng as the Chairman.

The management team includes Mr. Nick Zeng as President and Chief Executive Officer, Mr. Demin (Fleming) Huang as Chief Financial Officer, and Mr. Rui Zhu as the General Manager of Smarten.

Fiscal Year Highlights

The Company finished the trial product for its first product, Power Station (“PS”). We have received all necessary independent certifications, such as RoHS, FCC, etc. and the product is met the UN38.3 standard and can be transported by sea and land or aircraft with certain limits.

The business focus at the Company is switched from Trial Production to Trial Sales.

RESULTS OF OPERATIONS

During the year ended December 31, 2021, the Company’s selected financial information as the following. All the data is presented in United States dollars.

Financial Position Analysis

The information presented as of December 31, 2021 and 2020 represents the information of Harmony Energy Technologies Corporation.

	December 31, 2021	December 31, 2020	December 31, 2019
Assets	224,341	265,881	257,325
Liabilities	788,557	879,788	162,374
Equity	(564,216)	(613,907)	94,951

Assets

The total assets on December 31, 2021 were $224,341 compared to $265,881 on December 31, 2020, a decrease of $41,540. During the year ended December 31, 2021, the Company increased cash on hand of $55,367 and inventory of $13,412, which was offset by the loan repayment of $43,528 from Golden Share and decreased right of use asset of $38,660 and prepaid expenses of $20,419.

During the year ended December 31, 2021, the company disposed of the acquired equipment of Smarten to one of the lenders for $31,471 (CNY200,000) and offset the balance of the outstanding loan. This disposal generated a gain of $16,809.

Liabilities

Total liabilities on December 31, 2021 were $788,557 while $879,788 on December 31, 2020, the decrease of $91,231 were mainly because the Company settled a loan payable of $154,612 (CNY1,000,000) by issuing 1,546,120 share common stocks of the Company and decrease of $39,385 of lease liability. The decrease was offset by the increased loan payable of $59,793 and accounts payable and accrued liability of $45,416.

Equity

Total equity on December 31, 2021 was deficit of $564,216 compared to deficit of $613,907 on December 31, 2020, an increase of $49,691. The Company raised $358,188 through private placement at $0.10 per unit and issued 2,306,120 shares and 3,050,000 shares for share for debt settlement and stock compensation at $0.10 per share (please refer to note 5 of the financial statements for more details), which was offset by the increased net loss of $839,840.

Operating Results Analysis

Readers are invited to take into consideration of the operation results of Harmony for the year ended December 31, 2021 and 2020.

	Three-month periods ended		Twelve-month periods ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Revenue	-	-	6,672	48,020
Cost of goods sold	-	-	(5,424)	(36,766)
Gross Profit	-	-	1,248	11,254

Operating Expenses
Energy license related expenditures	-	(16)	(210)	(4,451)
Research and development	(81,962)	(12,243)	(110,238)	(114,047)
Professional and management fee	(80,502)	(17,641)	(233,482)	(185,749)
Administrative expenses	(16,718)	(14,348))	(44,700)	(69,226)
Stock based compensation	(66,000)	(180,000)	(305,000)	(180,000)
Depreciation	(31,623)	(5,087)	(41,370)	(16,209)
Financial expenses	(20,156)	(30,364)	(108,884)	(49,482)
Acquisition costs	-	(580,965)	-	(580,965)
Total Operating Expenses	(263,526)	(840,664)	(843,884)	(1,200,129)

Operating Income (Loss)	(263,526)	(840,664)	(842,636)	(1,188,875)

Non-operation item	(13, 7412)	(10,725)	3,530	3,823
Interest income	-	2,819	512	19,666
Loss on disposal	73	(1,727)	16,832	(1,727)
Gain on lease termination	(249)	-	(249)	-
Foreign exchange loss	(13,565)	(11,817)	(13,565)	(14,116)
Loss, Net of Income Tax	(277,267)	(851,389)	(839,106)	(1,185,052)

Other Comprehensive loss	(2,159)	149	(4,269)	(31,806)
Net Loss and Other Comprehensive Loss	(279,426)	(851,240)	(844,375)	(1,216,858)

Basic net income per share	(0.01)	(0.14)	(0.06)	(0.21)

The above net loss for year ended December 31, 2021 and 2020 is composed as the following:

Sales revenue and gross margin

The company has not been able to generate any meaningful sales revenue. The Company received $6,672 revenue during the year ended December 31, 2021, while the Company received $48,020 revenue during the comparable period in 2020. The revenue in 2020 occurred before the closing of the acquisition of Smarten and for delivery the orders committed before. The revenue in 2021 is for the sample products tested.

Research and development

For the three-month and twelve-months periods ended December 31, 2021, the Company incurred R&D expenditures $81,962 and $110,238, respectively, including the salaries of researchers and materials, while the Company spent $12,243 and $114,047 during the comparable period during the year ended December 31, 2020.

Administrative expenses, professional and management fee

Comparing the two comparable periods of the year ended December 31, 2021 and 2020, the Company increased administrative expenses of $59,053, which major caused from increased legal fee, office rental and salary expenditure. The detailed administrative expenses were presented in the following table.

	Three-month periods ended		Twelve-month periods ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Management fees	18,000	18,000	72,000	72,000
Professional service fees	40,679	(8,894)	104,341	81,610
Salaries and benefits expenses	21,823	8,535	57,141	32,139
Office rent and related expenses	6,699	11,574	60,302	47,691
Transfer agent fee	2,451	2,475	14,937	14,933
Regulatory fee	5,755	299	10,831	6,602
	95,407	31,989	319,552	254,975

Stock based compensation

During the year ended December 31, 2021, the Company issued 2,000,000 share common stock, in lieu of cash consideration at a price of $0.10 per share, for retainer bonus of $200,000 to the CEO, and a director who works as General Manager of Smarten. The Company issued 1,050,000 shares of common stock at $0.10 per share for stock compensation of $105,000 to directors of board, management team and consultants.

Financial expenses

During the year ended December 31, 2021, the Company accrued $108,884 for the 5 unsecured loan agreements with accumulate principal of $538,859; The Company accrued $49,482 interest expense for the 6 unsecured loans with accumulate principal of $561,291 during the year ended December 31, 2020.

Acquisition costs

On November 6, 2019, the Company entered into an agreement to acquire 100% ownership of Smarten. According to the agreement, the Company issued 1,800,000 common shares and paid Chinese Yuan ¥2,000,000 (US$287,280).

On January 1, 2020, the Company obtained control over Smarten and Smarten started to operate as the wholly owned subsidiary since then. On September 1, 2020, the Company completed the acquisition. The difference between the payment and the purchase price allocation was recorded as acquisition costs. Please refer to the note 6 of the financial statement for details.

Non-operation item

During the year ended December 31, 2021, the Company renewed the short-term unsecured loans agreement with Golden Share and totaling principal of US$43,527, the unsecured loans bear interest at 1% monthly. The Company has received a full payment of $44,025 in February 2021. During the year ended December 31, 2021, the Company accrued interest income of $498 (2020 - $19,666) for loan.

During the year ended December 31, 2021, the company disposed of the acquired equipment of SmartenCo to one of the lenders for $31,471 (CNY200,000) and offset the balance of the outstanding loan. This disposal generated a gain of $16,809.

Other comprehensive income (loss)

The other comprehensive income (loss) records the unrealized foreign exchange gain (loss) resulted from translating Smarten’s financial data into US dollars. During the year ended December 31, 2021, the Company recorded $4,269 foreign exchange loss due to the unfavorable shift in foreign exchange rate.

Cash Flow Analysis

	December 31, 2021 (3 months)	December 31, 2020 (3 months)	December 31, 2021 (12 months)	December 31, 2020 (12 months)
Operating activities	(100,470)	(12,762)	(294,729)	(199,107)
Investing activities	(649)	100,036	41,745	173,696
Financing activities	35,233	(2,931)	319,935	105,507

Operating Activities

During the three months and twelve months period ended December 31, 2021, the operating activities used cash flows of $100,470 and 294,729, respectively, compared to $12,762 and $199,107 for the comparable periods in 2020. The cash was spent for the general operation activities and R&D.

Investing Activities

During the twelve-month period ended December 31, 2021, the Company received full loan payment as $44,026 and purchased new equipment of $2,281, while the Company received partial loan repayment as $173,244, including $1,503 cash from Smarten in comparable period in 2020, while the Company purchased new equipment of $1,051.

Financing Activities

During the twelve-month period ended December 31, 2021, the Company received $358,188 cash from private placement at $0.10 per unit, and received new loan of $23,603, which was offset by the loan payment of $26,750 and lease payment of $35,106, while the Company received $248,851 loan from the creditors, $100,000 from private placement during the comparable period in 2020, which the cash inflow was offset by the office lease of $42,767 and loan pay back of $100,577.

Quarterly Results Trend (In Thousands of $)

The following table presented the operating results for each of the last eight quarters. Management considers that the information for each of those quarters was determined in the same way as for our audited financial statements for the year ended December 31, 2021.

	2021				2020
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	$	$	$	$	$	$	$	$
Revenue	-	7	-	-	-	-	40	7
Net loss and other comprehensive loss	(278)	(332)	(110)	(122)	(279)	(164)	(114)	(659)
Basic and diluted net loss per common share	(0.01)	(0.02)	(0.01)	(0.01)	(0.05)	(0.03)	(0.02)	(0.11)

Liquidity, Capital Resources and Sources of Financing

The Company has operating losses currently. To date, the Company has been financed primarily through private placements and unsecured loans.

As of December 31, 2021, the Company had a cash position of $119,357 and the Company has a deficit working capital of $566,347. The Company believes it will not have sufficient liquidity to fund its operations and capital needs for the next 12 months and consequently intends to raise capital to generate cash in sufficient amounts to meet its planned business objectives, while the Company does not have any commitments.

Information on Outstanding Securities

The following table sets out the number of common shares and warrants outstanding as of the date hereof:

Common shares issued and outstanding	19,780,079
Potential issuance of common shares
Warrants	4,681,880
Stock options	-
Fully diluted shares	24,461,959

Related Party Transactions

The Company has not entered into any other related party transaction except the disclosure in Note 12 of the audited consolidated financial statements for the year ended December 31, 2021.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Estimates, Judgments and Assumptions

The Company prepares its financial statements in accordance with US GAAP, which require management to make estimates and assumptions that affect the amounts of its assets and liabilities, the information provided with regard to future assets and liabilities as well as the amounts of revenues and expenses for the relevant periods. Readers are invited to refer to the Note 4 of the financial statements for the year ended December 31, 2021 for details.

Future Changes in Accounting Policies

At the date of authorization of these financial statements, certain new standards, amendments and interpretations to existing standards have been published by the Financial Accounting Standards Board (FASB) but are not yet effective and have not been adopted early by the Company.

Management anticipates that all the relevant pronouncements will be adopted in the Company’s accounting policies for the first period beginning after the effective date of the pronouncement. Readers are invited to refer to the financial statements for the year ended December 31, 2021 for a full description of these new standards.

Going Concern Assumption

The Company’s financial statements were prepared according to the US GAAP and under the going concern assumption. They do not reflect adjustments that should be made to the book value of assets and liabilities, the reported amounts of income and expenses and the classification of balance sheet postings if the going concern assumption was unfounded. These adjustments could be important.

Risks related to financial instruments

Capital market conditions and other unforeseeable events may impact the Company’s ability to finance and develop its projects.

The Company intends to continue the evaluation and development of its energy business subject to the availability of financing on acceptable terms. The Company intends to finance these activities either through existing financial resources or through additional equity or quasi-equity financing. However, there can be no assurance that the Company will be able to raise such additional equity.

All filings we make with the Securities and Exchange Commission (“SEC”), Additional information on the Company can be found on EDGAR of the Securities and Exchange Commission (www.sec.gov/edgar.shtml).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Foreign Currency Risk

Interest Rate Risk

The Company’s exposure to changes in interest rates relates primarily to the Company’s cash, cash equivalents and outstanding debts. Due to the size of the Company, we ignore the interest rate fluctuations.

The Company is a startup focusing on growth, without any meaningful sales revenue generated. The continue operation will depend on the equity financing, the increase of market interest rate could damp the interests from the potential investors to the Company.

Foreign Currency Risk

The Company’s products are outsourcing to the manufacturing partners located in Asia. The primary market is the US. Accordingly, changes in exchange rates, and in particular a weakening of the U.S. dollar, will negatively affect the Company’s net sales and gross margins as expressed in U.S. dollars.

The Company is in early stage, we select to ignore the foreign currency exchange rate fluctuations.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Harmony Energy Technologies Corporation.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Harmony Energy Technologies Corporation. (the “Company”) as of December 31, 2021, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders’ equity (deficiency), and for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021, 2020 and 2019, and its financial performance and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

We draw attention to Note 2 in the consolidated financial statements, which describe the events and conditions that indicate the existence of material uncertainties that may cast significant doubt about the Company’s ability to continue as a going concern. Our opinion is not modified in respect of this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of common share purchase warrants– Refer to Note 5 to the financial statements

Critical Audit Matter Description

We identified the valuation of the warrants as a key audit matter due to significant auditor and management judgement and estimation involved in determining the fair value of common share purchase warrants, which are based on the Black-Scholes option pricing model, including management’s process for developing the estimates and the assumptions used.

How the Critical Audit Matter Was Addressed in the Audit

Our primary procedures to address this critical audit matter include i) testing the operating effectiveness of certain internal controls related to the Company’s process to develop the estimates and the assumptions; ii) evaluating the appropriateness of the models used; and iii) evaluating the reasonableness of the assumptions used by management. We also assessed the competence, capabilities and objectivity of the Company’s personnel involved in preparing the valuation of common share purchase warrants.

We have served as the Company’s auditor since 2018.

Kreston GTA LLP

Chartered Professional Accountants

Licensed Public Accountants

Markham, Canada

April 1, 2022

HARMONY ENERGY TECHNOLOGIES CORPORATION

AUDITED CONSOLIDATED BALANCE SHEETS

As of December 31, 2021 and 2020

	Note	December 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash		119,357	63,990
VAT recoverable		54,947	44,260
Prepaid expenses and other assets		34,494	55,317
Inventory		13,412	-
Right-of-use assets	9	-	38,660
Loan to related party	7	-	43,528
Total Current Assets		222,210	245,755

Non-Current Assets:
Equipment	8	2,131	20,126
Total Assets		224,341	265,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities		134,187	88,771
Deferred revenue		-	2,443
Lease liabilities	9	-	39,385
Loan payable	10	189,717	362,805
Loan from related parties	12	464,653	386,384
Total Liabilities		788,557	879,788

Stockholders’ Equity:
Share capital	5	1,978	1,084
Additional paid in capital	5	1,653,822	760,916
Accumulated deficit		(2,183,207)	(1,344,101)
Accumulated other comprehensive loss		(36,809)	(31,806)
Total Stockholders’ Equity		(564,216)	(613,907)

Total Liabilities and Stockholders’ Equity		224,341	265,881

The accompanying notes are an integral part of the audited consolidated financial statements.

Approved on behalf of the Board

“Christian Guilbaud”, Director	“Kenneth Charles Grainger”, Director

HARMONY ENERGY TECHNOLOGIES CORPORATION

AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the years ended December 31, 2021, 2020, and 2019

		(in US Dollars)
		Years ended
	Note	December 31, 2021	December 31, 2020	December 31, 2019

Revenue		6,672	48,020	-
Cost of goods sold		(5,424)	(36,766)	-
Gross Profit		1,248	11,254	-

Operating Expenses
Energy license related expenditures		(210)	(4,451)	(3,746)
Research and development		(110,238)	(114,047)	-
Professional and management fees		(233,482)	(185,749)	(126,503)
Office and general	11	(44,700)	(69,226)	(45,781)
Stock based compensation	5	(305,000)	(180,000)	-
Depreciation	8	(41,370)	(16,209)	-
Financial expenses		(108,884)	(49,482)	(120)
Acquisition costs	6	-	(580,965)	-
Total Operating Expenses		(843,884)	(1,200,129)	(176,150)

Operating Income (Loss)		(842,636)	(1,188,875)	(176,150)

Other Income (Expenses)
Interest income	7	512	19,666	17,106
Gain on disposal of equipment	8	16,832	(1,727)	-
Loss on lease termination		(249)
Foreign exchange loss		(13,565)	(14,116)	(5)
Loss, Net of Income Tax		(839,106)	(1,185,052)	(159,049)
Foreign currency translation differences of foreign operations		(5,003)	(31,806)	-
Net Loss and Other Comprehensive Loss		(844,109)	(1,216,858)	(159,049)

Basic net income per share		(0.06)	(0.21)	(0.04)
Weighted average number of common shares outstanding		14,147,932	5,803,718	4,078,423

The accompanying notes are an integral part of the audited consolidated financial statements.

HARMONY ENERGY TECHNOLOGIES CORPORATION

AUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

As of December 31, 2021 and 2020

						(in US Dollars)
	Note	Number of Common Share	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance - January 1, 2020		5,762,079	576	253,424	(159,049)	-	94,951
Shares issued for private placement		1,000,000	100	99,900	-	-	100,000
Shares issued for debt settlement		2,280,000	228	227,772	-	-	228,000
Shares issued to Officers and Consultants as compensation		1,800,000	180	179,820	-	-	180,000
Net loss		-	-	-	(1,185,052)	-	(1,185,052)
Foreign currency translation differences of foreign operations		-	-	-	-	(31,806)	(31,806)
Balance - December 31, 2020		10,842,079	1,084	760,916	(1,344,101)	(31,806)	(613,907)
Shares issued for private placement		3,581,880	358	254,439	-	-	254,797
Warrants issued for private placement		-	-	103,391	-	-	103,391
Shares issued for debt settlement		2,306,120	231	230,381	-	-	230,612
Shares issued to Officers and Consultants as compensation		3,050,000	305	304,695	-	-	305,000
Net loss		-	-	-	(839,106)	-	(839,106)
Foreign currency translation differences of foreign operations		-	-	-	-	(5,003)	(5,003)
Balance - December 31, 2021		19,780,079	1,978	1,653,822	(2,183,207)	(36,809)	(564,216)

The accompanying notes are an integral part of the audited consolidated financial statements.

HARMONY ENERGY TECHNOLOGIES CORPORATION

AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2021 and 2020

		(in US Dollars)
		Years ended
	Note	December 31, 2021	December 31, 2020
OPERATING ACTIVITIES
Net loss		(839,106)	(1,185,052)
Non-cash items:
Interest income	7	(503)	(19,666)
Stock based compensation	5	305,000	180,000
Lease termination		249
Gain on disposal		(16,832)	1,727
Depreciation	8	41,370	16,209
Interest expense		108,020	31,119
Rent expense		-	45,366
Acquisition Cost	6	-	580,965
Loss on foreign exchange gain and loss		(5,003)	-
Exchange differences on translation from functional to presentation currency		-	-
Change in non-cash working capital items
Prepaid expenses and other assets		(6,897)	30,337
Accounts payable and accrued liabilities		121,416	123,897
Deferred revenue		(2,443)	(4,009)
Cash Flow from Operating Activities		(294,729)	(199,107)

INVESTING ACTIVITIES
Purchase of new equipment		(2,281)	(1,051)
Repayment received from other party	7	44,026	173,244
Proceeds from acquisition of Smarten, net of cash	6	-	1,503
Cash Flow from Investing Activities		41,745	173,696

FINANCING ACTIVITIES
Proceeds from private placement	5	358,188	100,000
Proceeds received from third party loans	10	23,603	143,980
Repayment to third party loan		(26,750)	-
Proceeds from related party loan	10	-	4,871
Repayment to related party loan	10	-	(100,577)
Lease payment	9	(35,106)	(42,767)
Cash Flow from Financing Activities		319,935	105,507

Effect of foreign exchange rate fluctuation on cash		(11,584)	(22,325)
Net change in cash during the period		55,367	80,096

Cash, beginning of period		63,990	6,219
Cash, end of period		119,357	63,990

The accompanying notes are an integral part of the audited consolidated financial statements.

HARMONY ENERGY TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in United States Dollars)

For the years ended December 31, 2021, 2020 and 2019

NOTE 1. NATURE OF OPERATION

On June 19, 2018, Harmony Energy Technologies Corporation (“Harmony” or “Company”) was registered under the General Corporation Law of the State of Delaware, USA. Harmony’s registered office is located at 2711 Centerville Road, Suite 400, Wilmington, Delaware, USA 19808. The Company’s common shares have not listed or quoted on any market at this moment.

On January 14, 2019, the Company completed the acquisition of the energy business which was spun out from Golden Share Resources Corporation (“Golden Share”). In exchange, the Company issued 3,862,079 common shares (“Harmony Shares”) to Golden Share, which was distributed to Golden Share’s shareholders on the basis of one Harmony Share for each 10 Golden Share common shares held as of the close of business on January 3, 2019.

On September 1, 2020, the Company completed the acquisition of Shenzhen Smarten Technology Co., Ltd. (“SmartenCo”).

NOTE 2. GOING CONCERN ASSUMPTION

These financial statements have been prepared on the basis of the going concern assumption which contemplates that the Company will be able to realize its assets and discharge its liabilities in the normal course of operations.

The Company has not yet determined when its energy business can generate income or cash flows. As of December 31, 2021, the Company has an accumulated deficit of $2,183,207 (deficit of $1,344,101 on December 31, 2020) and working capital deficit of $566,347 (deficit of $634,033 on December 31, 2020) which will not be sufficient to support the Company’s needs for cash during this and the coming year. In addition, the COVID-19 pandemic has had a significant negative impact on the Company’s audited consolidated financial statements as of December 31, 2021, and management expects the pandemic to continue to have a negative impact in the foreseeable future, the extent of which is uncertain and largely subject to whether the severity of the pandemic worsens, or duration lengthens. In the event that the COVID-19 pandemic and the economic disruptions it has caused continue for an extended period of time the Company cannot assure that it will remain in compliance with the financial covenants in its credit facilities. The Company will require additional funding to be able to develop the business and to meet ongoing requirements for general operations. These factors indicate that material uncertainties exist which may cast significant doubt regarding the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional fund to further develop the energy business and continued support of suppliers and creditors. Even if the Company has been successful in the past in doing so, there is no assurance that it will manage to obtain additional financing in the future.

The carrying amounts of assets, liabilities and expenses presented in the financial statements and the classification used in the statement of financial position have not been adjusted as would be required if the going concern assumption was not appropriate. Those adjustments could be material.

NOTE 3. SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

These audited consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”)

The financial statements have been approved and authorized for issue by the Board of Directors on March 31, 2022.

Basis of consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Shenzhen Smarten Technology Co., Ltd. (“SmartenCo”). SmartenCo is a company registered in China. All significant intercompany accounts and transactions have been eliminated on consolidation.

Business combinations

We account for the acquisition of SmartenCo as a business combination under the acquisition method of accounting, which that the acquired assets and the liabilities assumed be recorded at their acquisition date at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition-related costs are expensed as incurred in the consolidated financial statements. Significant judgments are used in determining the estimated fair values assigned to the assets acquired and liabilities assumed and in determining estimates of useful lives of long-lived assets acquired. Estimates of the fair values of assets acquired and liabilities assumed are based upon assumptions believed to be reasonable, and when appropriate, include assistance from independent third-party appraisal firms. While we use our best estimates and assumptions to value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Overpayments are best addressed through subsequent impairment testing of goodwill. However, when there is evidence to suggest that the business combination transaction is not an exchange of equal values, such overpayments should be expensed at acquisition date.

Functional and presentation currency

The financial statements are presented in United States dollars, which is also the functional currency of the Company. The functional currency of SmartenCo is Chinese Renminbi Yuan (“CNY”).

Foreign currency transactions and balances

In respect of transactions denominated in currencies other than the Company and its subsidiaries’ functional currencies, the monetary assets and liabilities are remeasured at the period end rates. Revenue and expenses are re-measured at rates of exchange prevailing on the transaction dates. All of the exchange gains or losses resulting from these transactions are recognized in the consolidated statements of operations.

When the Company translates the financial statements of subsidiaries from their functional currency to presentation currency, assets and liabilities are translated into United States dollars at the exchange rate in effect at the balance sheet date. Share capital, contributed surplus, other comprehensive (loss) income, and accumulated deficits are translated into United States dollars at historical exchange rates. Revenues and expenses are translated into United States dollars at the average exchange rate for the year. Foreign exchange gains and losses on translation are included in other comprehensive (loss) income.

Right-of-use assets & lease liabilities

The Company recognizes a right-of-use asset and a lease liability at the lease commencement date according to ASC 842 Leases. Right-of-use assets are measured at cost, less any accumulated depreciation and impairment losses, and adjusted for any remeasurement of lease liabilities. The cost of right-of-use assets includes the initial amount of lease liabilities recognized, initial direct costs incurred, and lease payments made at or before the commencement date less any lease incentives received.

Unless the Company is reasonably certain to obtain ownership of the leased asset at the end of the lease term, the right-of-use assets are depreciated on a straight-line basis over the shorter of the estimated useful life and the lease term. Right-of-use assets are subject to impairment.

NOTE 3. SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

At the commencement date of the lease, the Company recognizes a lease liability measured at the present value of lease payments to be made over the lease term, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate.

Currently, the Company only have the leases with terms of 12 months or less, the Company elects to not recognize lease assets and liabilities, instead recognize lease expense on a straight-line basis, generally, over the term of the lease.

Cash

Cash consists of cash on hand and deposits in banks with no restrictions.

Inventories

Inventories are stated at the lower of the cost or net realizable value and include raw materials, work in progress and finished goods. Cost is determined as follows: Raw Materials and Work in Progress (“WIP”) – Cost is determined on a standard cost basis utilizing the weighted average cost of historical purchases, which approximates actual cost. The cost of WIP and finished goods includes the cost of raw materials and the applicable share of the cost of labor and fixed and variable production overheads.

The Company regularly evaluates the value of inventory based on a combination of factors including the following: historical usage rates, product end of life dates, technological obsolescence and product introductions. The Company includes demonstration units within inventories. Proceeds from the sale of demonstration units are recorded as revenue.

Equipment

Equipment is measured at cost less accumulated depreciation and impairment losses. Cost includes expenditures that are directly attributable to the acquisition of the asset. Depreciation commences when the asset is available for use and is charged to the consolidated statements of net loss on a straight-line basis over the useful life of the asset as outlined below:

Equipment	3 years
Furniture and fixtures	5 years

When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheets, and any resulting gain or loss is reflected in the consolidated statements of operations.

Revenue recognition

The Company adopted Accounting Standards Codification (“ASC”) 606 “Revenue from contract with customers” (“ASC 606”) on June 19,2018 (the incorporation date) using the modified retrospective method for all contracts not completed as of the date of adoption.

The Company generates revenue from the sales of its products. According to ASC 606, revenue is recognized based on the following five steps: (1) identification of the contract(s) with the customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; and (4) allocation of the transaction price to the separate performance obligations in the contract; and (5) recognition of revenue when (or as) the entity satisfies a performance obligation.

Cost of goods sold

For product sales, the costs of goods sold are recognized upon shipment to the customer or distributor.

Impairment of long-lived assets

The Company accounts for the impairment of long-lived assets in accordance with FASB, Accounting Standards Codification (“ASC”) 360-10, “Accounting for the Impairment of Long-Lived Assets”. This standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets’ carrying amounts may not be recoverable. For assets that are to be held and used, impairment is assessed when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying values. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of the carrying value and estimated net realizable value. During the years ended December 31, 2021 and 2020, there was no impairment of long-lived assets.

Fair value measurement

Financial assets and financial liabilities are initially recognized at fair value when the Company becomes a party to the contractual provision of the financial instrument. Subsequently, all financial instruments are measured at amortized cost using the effective interest method.

The financial instruments of the Company consist of cash, accounts receivable, loan receivable, accounts payable and accrued liabilities, loan payable, and lease liability. The fair value of the financial instruments approximates their carrying values due to their short-term nature.

The Company measures the fair value of its financial assets and liabilities using the fair value hierarchy. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The new standard is effective for fiscal years beginning after December 15, 2019 (i.e., a January 1, 2020 effective date), with early adoption permitted for fiscal years beginning after December 15, 2018. The Company adopted the standard on January 1, 2019.

Income taxes

Income tax expense is the total of the current year’s income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Equity

Share capital represents the par value of shares issued and the residual amount received upon the share issuance less the share issue expenses net of any tax benefits on the earnings underlying these share issue expenses are recorded as additional paid in capital.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period in the Company’s consolidated statements of operations.

The fair value of stock options (“options”) on the grant date is estimated using the Black-Scholes option-pricing model using the single-option approach. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions, including the option’s expected term and the price volatility of the underlying stock, to determine the fair value of the award. The Company recognizes compensation expenses for the value of its awards granted based on the straight-line method over the requisite service period of each of the awards. The Company has made a policy choice to account for forfeitures when they occur.

Stock options granted to non-employees are based on the fair value on the grant date and re-measured at the end of each reporting period based on the fair value until the earlier of the options being fully vested and completion of the performance obligations. These are subject to a service vesting condition and are recognized on a straight-line method over the requisite service period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Estimated forfeitures are based on historical pre-vesting forfeitures.

Loss per share

The Company computes loss per share in accordance with ASC Topic 260, “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of loss attributable to the Company’s shareholders per share to be disclosed: basic and diluted. Diluted loss per share is the same as basic loss per share for the years in which the Company had a net loss because the inclusion of outstanding common stock equivalents would be anti-dilutive.

Recently issued accounting standards not yet adopted

In April 2020, Financial Accounting Standards Board (the “FASB”) issued a Staff Question-and-Answer Document (Q&A): ASC Topic 842 and ASC Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic, that focuses on the application of the lease guidance for lease concessions related solely to the effects of COVID-19. The FASB issued the guidelines to reduce the burden and complexity for companies to account for such lease concessions (e.g., rent abatements or other economic incentives) under current lease accounting rules due to COVID-19 by providing certain practical expedients that can be used. This guidance can be applied immediately. The Company anticipates that the adoption of the guidance will not have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04 - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASC Topic 848). This authoritative guidance provides optional relief for companies preparing for the discontinuation of interest rates such as LIBOR, which is expected to be phased out at the end of calendar 2021, and applies to lease contracts, hedging instruments, held-to-maturity debt securities and debt arrangements that have LIBOR as the benchmark rate. This guidance can be applied for a limited time, as of the beginning of the interim period that includes March 12, 2020 or any date thereafter, through December 31, 2022. The guidance may no longer be applied after December 31, 2022. In January 2021, the FASB issued authoritative guidance that makes amendments to the new rules on accounting for reference rate reform. The amendments clarify that all derivative instruments affected by the changes to interest rates used for discounting, margining or contract price alignment, regardless of whether they reference LIBOR, or another rate expected to be discontinued as a result of reference rate reform, an entity may apply certain practical expedients in ASC Topic 848. The Company is currently assessing the impact of applying this guidance as well as when to adopt this guidance.

In February 2020, the FASB issued authoritative guidance (ASU 2020-02 – Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842)) that amends and clarifies Topic 326 and Topic 842. For Topic 326, the codification was updated to include the SEC staff interpretations associated with registrants engaged in lending activities. ASC Topic 326 is effective for annual periods beginning after January 1, 2023, including interim periods within those fiscal years. The Company is currently evaluating the impact of applying this guidance on its financial instruments, such as accounts receivable.

NOTE 4. ESTIMATES, JUDGMENTS AND ASSUMPTIONS

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to, the implicit interest rate used to record lease liabilities, allowance for doubtful accounts, inventory valuation, the valuation and measurement of deferred tax assets and liabilities, useful lives of property and equipment, valuation of acquired assets and assumed liabilities, recognition of intangible assets and goodwill for the business combination. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Judgments

The following are significant judgments in applying the accounting policies of the Company that have the most significant effect on the financial statements.

Energy Storage Business spin off from Golden Share

ASC805 defines a business as ‘an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs or other economic benefits directly to investors or other owners, members or participants (outputs).’ A business therefore consists of inputs and substantive processes that together significantly contribute to the ability to create outputs. Management assessed the transaction as asset acquisition due to the spun off energy storage business without processes and outputs.

Acquisition of SmartenCo

The Corporation accounted as business combinations by using acquisition method when the control was transferred to the Corporation. The Company measured the identifiable assets and liabilities assumed at their fair value at the acquisition date. Acquisition related costs are recognized in profit or loss as incurred.

The management assessed that the acquisition of SmartenCo is a business acquisition. The Company obtained the control of SmartenCo on January 1, 2020 and deemed SmartenCo as the wholly owned subsidiary of the Company since then.

Going concern

The evaluation of the Company’s ability to continue as a going concern, to raise additional financing in order to cover its operating expenses and its obligations for the incoming year requires significant judgment based on past experience and other assumptions including the probability that future events are considered reasonable according to circumstances. Please refer to Note 2 for further information.

Estimates

Information about estimates and assumptions that have the most significant effect on recognition and measurement of assets, liabilities, income and expenses is provided below:

Expected Credit Loss on the accounts receivable and the loan receivable

Accounts receivable and loan receivable was assessed for the expected credit loss at each reporting date. Expected credit loss represents management’s best estimate and assumptions based on actual credit loss experience and informed credit assessment, and also takes into consideration forward-looking information.

Fair value of the shares issued for acquisition of SmartenCo

The Company’s shares are not quoted in an active market, therefore the fair value of the Company’s issued shares to SmartenCo is based on valuation methods and techniques generally recognized as standard within the industry in which observable data have been used to the extent practicable. Changes in assumptions about these factors could affect the reported fair value of the shares issued for acquisition of SmartenCo.

Business acquisition of SmartenCo

In a business combination, the Corporation may acquire assets and assume certain liabilities of an acquired entity. Estimates are made as to the fair value of property and equipment, intangible assets, and goodwill, among other items. In certain circumstances, such as the valuation of property and equipment, intangible assets and goodwill acquired, the Corporation may rely on independent third-party valuators. The determination of these fair values involves a variety of assumptions, include revenue growth rates, expected operating income, discount rates, and earnings multiples.

Income taxes

The estimation of income taxes includes evaluating the recoverability of deferred tax assets based on an assessment of the Company’s ability to utilize the underlying future tax deductions against future taxable income prior to expiry of those deductions. Management assesses whether it is probable that some or all of the deferred income tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. If changes were made to management’s assessment regarding the Company’s ability to use future tax deductions, the Company would adjust future income tax provisions or recoveries.

NOTE 5. SHARE CAPITAL

Share capital

The share capital of the Company consists only of fully paid common shares. The Company has been authorized to issue up to fifty million (50,000,000) of common shares with a par value of $0.0001 per share.

Transactions on share capital

	Number of Shares	Unit Price	Fair Value
Outstanding as of January 1, 2020	5,762,079		254,000
Shares issued for private placement (i)	1,000,000	$0.10	100,000
Shares issued for debt settlement (ii)	2,280,000	$0.10	228,000
Shares issued to Officers and Consultants as compensation (iii)	1,800,000	$0.10	180,000
Outstanding as of December 31, 2020	10,842,079		$762,000
Shares issued for private placement (iv)(v)(vi)	3,581,880	$0.10	254,797
Shares issued for debt settlement (vii)	2,306,120	$0.10	230,612
Shares issued to Officers and Consultants as compensation (viii)	3,050,000	$0.10	305,000
Outstanding as of December 31, 2021	19,780,079		$1,552,409

(i)	On December 28, 2020, the Company completed a private placement for total proceeds of $100,000 and issued 1,000,000 units at a price of $0.10 per unit. Each Unit consists of one common share and one common share purchase warrant (“Warrant”). Each Warrant entitles the holder thereof to acquire one common share at a price of $0.25 for a period of 36 months from the issuance date.

(ii)	On December 28, 2020, the Company settled accounts payable with key management personnel for an aggregate amount of $228,000 by issuing 2,280,000 common shares.

(iii)	On December 28, 2020, the Company issued 1,800,000 common shares to compensate certain independent consultants, directors and officers at a price of $0.10 per share.

(iv)	On February 8, 2021, the Company completed a private placement with total proceeds of $20,000 and issued 200,000 units at a price of $0.10 per unit. Each Unit consists of one common share and one common share purchase warrant (“Warrant”). Each Warrant entitles the holder thereof to acquire one common share at a price of $0.25 for a period of 36 months from the issuance date.

(v)	On July 8, 2021, the Company completed a private placement with total proceeds of $100,000 and issued 1,000,000 units at a price of $0.10 per unit. Each Unit consists of one common share and one common share purchase warrant (“Warrant”). Each Warrant entitles the holder thereof to acquire one common share at a price of $0.25 for a period of 36 months from the issuance date.

(vi)	On September 28, 2021, the Company completed a private placement for total proceeds of $238,188 and issued 2,381,880 units at a price of $0.10 per unit. Each Unit consists of one common share and one common share purchase warrant (“Warrant”). Each Warrant entitles the holder thereof to acquire one common share at a price of $0.25 for a period of 24 months from the issuance date.

(vii)	During the year ended December 31, 2021, the Company settled accounts payable with key management personnel for an aggregate amount of $76,000 by issuing 760,000 common shares at a price of $0.10 per share. And the Company settled loan payable of $154,612 (CNY 1,000,000) by issuing 1,546,120 common shares at a price of $0.10 per share, which the loan was owed by SmartenCo.

(viii)	During the year ended December 31, 2021, the Company issued 1,050,000 common shares to compensate certain directors, officers and consultants at a price of $0.10 per share. At the same time, the Company issued 2,000,000 common shares at a price of $0.10 to 2 key team members as a retainer bonus.

Warrants

The following table shows the change in warrants and outstanding warrants.

	Number of Warrants	Exercise Price	Fair Value	Weighted Average Remaining Life (Years)	Expiry Date
Outstanding as of December 31, 2019	100,000	1.00	35,457	0.04	January 13, 2022
Issued for private placement	1,000,000	0.25	29,415	1.99	December 28, 2023
Outstanding as of December 31, 2020	1,100,000		64,872	1.81

Issued for private placement	200,000	0.25	6,052	2.10	February 5, 2024
Issued for private placement	1,000,000	0.25	30,810	2.52	July 7, 2024
Issued for private placement	2,381,880	0.25	66,529	1.74	September 26, 2023
Outstanding as of December 31, 2021	4,681,880		168,263	1.94

The value of the warrants was calculated using the Black-Scholes model and the assumptions at grant date and period end date were as follows:

(i) Risk-free interest rate: 0.17% - 2.51%, which is based on the Bank of Canada benchmark bonds yield 3 year rate in effect at the time of grant for bonds with maturity dates at the estimated term of the warrants

(ii) Expected volatility: 83.80% - 122.79%, which is based on the Company’s historical stock prices

(iii) Expected life: 3 year

(iv) Expected dividends: $Nil

NOTE 6. ACQUISITION OF SMARTENCO

On November 6, 2019, the Company signed the Agreement with the shareholder of SmartenCo to acquire 100% ownership of SmartenCo. According to the Agreement, the Company issued 1,800,000 common shares and paid $287,280 (CNY 2,000,000) as the consideration for the acquisition.

A fair value of the 1,800,000 shares issued on November 22, 2019 for the acquisition was determined as $54,000.

On January 1, 2020, which was determined as the acquisition date, the Company obtained the control over SmartenCo and SmartenCo started operation as the wholly owned subsidiary of Harmony. The Company accounted the acquisition of SmartenCo as a business combination because SmartenCo had operational processes in place by using its assets and intellectual properties.

Following is the summary of the allocation of the purchase price of $341,280 to the identifiable assets and liabilities of SmartenCo:

Cash	287,280
Common shares	54,000
Total Consideration		341,280

Purchase Price Allocation:
Cash	1,503
Prepaid expenses and other assets	14,429
Other receivable	8,131
Inventory	63,094
Equipment	35,692
Accounts payable and accrued liabilities	(30,500)
Deferred revenue	(6,452)
Other payable	(181,942)
Loan payable	(143,640)
Purchase Price Allocated		(239,685)

Overpayment on Acquisition		580,965

The overpayment of $580,965 has been recorded as acquisition costs on January 1, 2020.

In September 2020, the Company entered into to a loan agreement with the original shareholder of SmartenCo for the unpaid cash consideration of $287,280 (CNY 2,000,000). Since September 2020, the loan bears annual interest of 18% and due on March 1, 2021. The loan agreement was extended and due on February 28, 2022.

The Company accrued interest expenses of $55,830 (2020 - $18,380) for the cash consideration during the year ended December 31, 2021.

NOTE 7. LOAN TO RELATED PARTY

During the year ended December 31, 2020, the Company renewed the loan agreement with Golden Share, and the principle of $180,000 and unpaid interest of $17,106 were capitalized, therefore the total principal amount was $197,106 when renewed. The Company accrued $19,666 interest income for the loan and received $173,244 principal and interest payments during the year ended December 31, 2020. As at December 31, 2020, the remaining balance was $43,528 including $500 unpaid interest.

During the year ended December 31, 2021, the Company accrued $512 interest income (2020- $19,666), and received the outstanding principal and interest balance.

NOTE 8. EQUIPMENT

COST	Computer and Office Equipment	Equipment	Total
Balance - December 31, 2020	5,308	48,886	54,194
Addition	2,281	-	2,281
Write off	(5,453)	(50,221)	(55,674)
Foreign currency translation differences	144	1,335	1,479
Balance - December 31, 2021	2,280	-	2,280

Accumulated Depreciation	Computer and Office Equipment	Equipment	Total
Balance - December 31, 2020	1,791	32,276	34,067
Amortization	785	9,105	9,890
Write off	(2,451)	(41,762)	(44,213)
Foreign currency translation differences	24	381	405
Balance - December 31, 2021	149	-	149

Net Book Value	Computer and Office Equipment	Equipment	Total
Balance - December 31, 2020	3,516	16,610	20,126
Balance - December 31, 2021	2,131	-	2,131

In connection with the acquisition of SmartenCo (Note 6), the Company acquired the equipment with a carrying value of $35,692 in 2020. During the year ended December 31, 2021, the Company recorded $9,890 (2020: $16,209) in depreciation.

During the year ended December 31, 2021, the company disposed of all acquired equipment of SmartenCo to one of the lenders for $31,471 (CNY 200,000) and reduce the outstanding loan payable (see note 10). The gain on loan settlement of $16,832 was recognized to profit and loss.

NOTE 9. RIGHT-OF-USE-OF ASSESTS AND LEASE LIABILITIES

SmartenCo entered a two-year office lease agreement on November 13, 2019. According to ASC 842 leases, the Company recognized the right-of use asset and lease liability since January 1, 2020 and used the incremental borrowing rate of 18% to estimate their fair value. The continuity of the right-of-use asset and lease liabilities arising from this lease in China as following.

ROU Asset	Office
Balance - December 31, 2020	$38,660
Depreciation during the year	(31,480)
Lease termination	(7,180)
Foreign currency translation differences	-
Balance - December 31, 2021	-

Lease Liability	Total
Balance - December 31, 2020	$39,385
Interest expense	3,383
Lease payment	(35,831)
Lease termination	(6,937)
Balance - December 31, 2021	-

In July 2021, SmartenCo terminated the two-year office lease agreement, and entered into a 12-month office lease agreement for a new location. The Company elects not to record on the balance sheet for the operating leases with a lease term of 12 months or less and does not include a purchase option that the lease is reasonably certain to exercise.

NOTE 10. LOAN PAYABLES

The Company has entered into the following loan agreements since January 1, 2020.

a.	In January 2020, SmartenCo entered into an agreement of six-month unsecured loans for $45,951 (CNY 300,000) and renewed the loan in July 2020, January 2021, and July 2021. the loan bears interest at 18% annually. On December 30, 2021, the Company renewed the loan for six months with the lender, and received extra loan of $23,603 (CNY150,000), all the loan bears interest at 18% annually. The Company paid interest expense of $8,368 (CNY 54,000) for this loan during the year ended December 31, 2021 (2020 - $8,041).

b.	In January 2020, SmartenCo entered into another agreement of six-month unsecured loans for $45,951 (CNY 300,000) and renewed the loan in July 2020, the loan bears interest at 20% annually.

c.	In May 2020, SmartenCo entered into another agreement of six-month unsecured loans for $30,634 (CNY 200,000) and the loan bears interest at 20% annually.

d.	In August 2020, SmartenCo entered into another six-month unsecured loan agreement for $15,317 (CNY 100,000) and the loan bears interest at 20% annually.

During the year ended December 31, 2020, the Company has accrued interest of $12,674 for the above 3 loan agreements (b, c, and d). On December 31, 2020, the Company entered into a new loan agreement to replace the 3 loan agreements, and total principal amount is $105,302 (CNY 687,486, includes the unpaid interest) and the loan bears interest at 20% annually. The loan agreement was renewed on June 30, 2021 and December 31, 2021. During the year ended December 31, 2021, the Company accrued interest expense of $22,375 (2020- $13,052).

e.	In July 2020, SmartenCo entered into a loan agreement with a previous employee for $56,673 (CNY 370,000). The loan bears 18% interest annually and due on December 31, 2020. The Company paid the interest expense of $7,997 (2020 - $4,250) for this loan during the year ended December 31, 2021. In July 2021, the Company disposed of the acquired equipment to the lender for $31,471 (CNY 200,000). The disposal generated a gain on loan settlement of $16,832 (Note 8). The remaining balance is $26,370 (CNY 170,000) which is bearing 18% interest annual rate and was paid on December 31, 2021.

f.	In July 2020, SmartenCo entered into a loan agreement with the President & CEO of Harmony for a loan of $55,830 (CNY 364,500) and renewed on December 31, 2020 and June 30, 2021. The loan bears 18% interest annually. On December 31, 2021, the principal of loan was increased to $58,929 (CNY374,500) and extended to December 31, 2022, at the same time, the loan was assigned to Keystone Associates Inc., a Company 100% owner by the President & CEO of Harmony. The Company accrued interest expenses of $10,168 (2020- $4,752) for this loan during the year ended December 31, 2021.

g.	In September 2020, the Company entered into an agreement with one of former directors, who is the original shareholder of SmartenCo, to settle the unpaid cash consideration of $287,280 (CNY 2,000,000, note 6) as loan payable. The loan bears annual interest rate of 18%. The Company accrued interest expenses of $55,830 (2020 - $18,380) for the cash consideration during the year ended December 31, 2021.

h.	In May 2021, the Company settled loan payable of $154,612 (CNY 1,000,000) by issuing 1,546,120 common stocks to an arm-length party (deems the price of $0.10 per share). The loan was owed by SmartenCo.

NOTE 11. ADMINISTRATIVE EXPENSES BY NATURE

	Year ended
	December 31, 2021	December 31, 2020
Office rent and related expenses	18,932	47,691
Transfer agent fee	14,937	14,933
Regulatory fee	10,831	6,602
Total	44,700	69,226

NOTE 12. RELATED PARTIES

The Company considers its related parties to consist of key members or former members of its management personnel (including all officers and directors), their close family members, and companies controlled or significantly influenced by such individuals; and reporting shareholders and their affiliates which may exert significant influence over the Company’s activities.

During the year ended December 31, 2021, the Company has the following related party transactions:

-	A company owned by the President and CEO provides consulting and administrative services to the Company. The Company recorded $72,000 management fee for the CEO’s service (2020: $72,000). The Company issued 1,000,000 share common stock, in lieu of cash consideration at a price of $0.10 per share, for the retainer bonus of $100,000 as President and CEO of the Company.

-	The Company recorded $48,000 (2020: $48,000) professional fee to CFO for the services provided.

-	The Company issued 1,000,000 share common stock, in lieu of cash consideration at a price of $0.10 per share, for retainer bonus of $100,000 to a director, who is acting as the General Manager of SmartenCo. The Company also issued 240,000 shares of common stock at $0.10 per share for stock compensation of $24,000 and made a cash payment of $10,074 (CNY 65,000) for his service at SmartenCo. (2020: $nil). And The Company issued 170,000 shares of common stock at $0.10 per share ($17,000 in total) for his service of business development prior to acting as the General Manager of SmartenCo during the nine-month period ended December 31, 2021.

-	During the year ended December 31, 2021, the Company issued 470,000 shares common stock (2020 – 1,700,000) to certain directors and officers at price of $0.10 per share for a total value of $47,000.

During the year ended December 31, 2021, the Company settled accounts payable with CEO and CFO for an aggregate amount of $76,000 by issuing 760,000 common shares.

In July 2020, SmartenCo entered into a loan agreement with the President & CEO of Harmony for a loan of $55,830 (CNY 364,500) and renewed on December 31, 2020 and June 30, 2021. The loan bears 18% interest annually. On December 31, 2021, the principal of loan was increased to $58,929 (CNY374,500) and extended to December 31, 2022, at the same time, the loan was assigned to Keystone Associates Inc., a Company 100% owner by the President & CEO of Harmony. The Company accrued interest expenses of $10,168 (2020- $4,752) for this loan during the year ended December 31, 2021.

In September 2020, the Company entered into an agreement with one of former directors, who is the original shareholder of SmartenCo, to settle the unpaid cash consideration of $287,280 (CNY 2,000,000, Note 6) as loan payable. The loan bears annual interest rate of 18%. The Company accrued interest expenses of $55,830 (2020 - $18,380) for the cash consideration during the year ended December 31, 2021.

NOTE 13. CAPITAL MANAGEMENT

The Company’s capital management objectives are:

–	to ensure the Company’s ability to continue as a going concern;
–	to increase the value of the Company’s assets; and
–	to provide an adequate return to shareholders of the Company.

These objectives will be achieved by selling its tested vanadium electrolyte with licensed technology, revenue generated from SmartenCo.

The Company monitors capital on the basis of the carrying amount of equity. Capital for the reporting periods under review is summarized in the statement of changes in equity (deficit).

The Company sets the amount of capital in proportion to its overall financing structure, i.e. equity and financial liabilities. The Company manages the capital structure and makes adjustments to it in the light of changes in economic conditions and the risk characteristics of the underlying assets. In order to maintain or adjust the capital structure, the Company may return capital to shareholders, issue new shares, or sell assets. When financing conditions are not optimal, the Company may enter into option agreements or other solutions to continue its activities or may slow its activities until conditions improve.

No changes were made in the objectives, policies and processes for managing capital during the reporting periods.

NOTE 14. FINANCIAL INSTRUMENT RISKS

The Company is exposed to various risks in relation to financial instruments. The Company’s financial assets and liabilities by category are summarized in Note 3. The main types of risks the Company is exposed are credit risk and liquidity risk. The Company does not use financial assets for speculative purposes.

No changes were made in the objectives, policies and processes related to financial instrument risk management during the reported periods.

Credit risk

Credit risk is the risk that another party to a financial instrument will cause a financial loss for the Company by failing to discharge an obligation. The Company’s maximum exposure to credit risk is limited to the carrying amount of financial assets at the reporting date, as summarized below:

As of	December 31, 2021	December 31, 2020
Cash	119,357	63,990
VAT recoverable	54,947	44,260
Loan to related parties	-	43,528
Total	174,304	151,778

The credit risk regarding cash is considered to be negligible because the counterparty is a reputable bank with an investment grade external credit rating.

Liquidity risk

Liquidity risk is the risk that an entity will encounter difficulty in meeting obligations associated with financial liabilities that are settled by delivering cash or another financial asset.

Liquidity risk management serves to maintain a sufficient amount of cash and to ensure that the Company has financing sources such as private and public investments for a sufficient amount.

Over the past period, the Company has financed its business development commitments, its working capital requirements and acquisitions through private placement. As of December 31, 2021, the Company did not have sufficient cash to pay its accounts payable and accrued liabilities which have contractual maturities within twelve months.

Foreign currency risk

Foreign currency risk is the risk that the fair value of, or future cash flows from, the Company’s financial instruments will fluctuate because of changes in foreign exchange rates. The Company functional currency is the United States dollars and major purchases are transacted in United States dollars. The Company’s foreign currency risk arises primarily with respect to its loan is denominated in CNY.

NOTE 15. CHANGE IN COMPARATIVE INFORMATION

The Company’s previously audited consolidated financial statements as of December 31, 2019 and for the year then ended were presented in accordance with Internarial Financial Reporting Standards (“IFRS”). Under IFRS, the 1,800,000 shares issued for acquisition of SmartenCo were valued at $0.65 per share for a fair value of $1,170,000. With the additional information obtained during the measurement period, along with the change in financial reporting standards to the US GAAP, the Company had revalued these shares at $0.03 per share, decreased the fair value by $1,116,000 to $54,000 (Note 6), and the company revalued the asset value acquired from SmartenCo (Note 6).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, under the supervision and with the participation of Harmony’s management, including its principal executive officer who is also its principal financial officer, Harmony conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC.

Changes in Internal Control over Financial Reporting

There have been no significant changes in Harmony’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the most recently completed fiscal quarter ended December 31, 2021 that have materially affected, or is reasonably likely to materially affect the internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions of Harmony’s current executive officers and directors.

Name	Age	Positions and Offices Held
Nick Zeng	49	Chairman, Director, President and Chief Executive Officer (Principal executive officer)
Demin (Fleming) Huang	44	Chief Financial Officer (principal financial/accounting officer)
Christian Guilbaud	48	Director
Kenneth Charles (KC) Grainger	75	Director
Rui Zhu	51	Director, General Manager of Smarten

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Nick Zeng – Chairman, Director, President and Chief Executive Officer

Nick Zeng is an entrepreneur with business founded and operated successfully in the United States, China and Canada.

Mr. Zeng has been serving as the Chairman, President and CEO of the Company since June 2018.

Mr. Zeng has been serving as the Chairman and CEO of Golden Share Resources Corporation (TSXV:GSH) since May 2015.

Mr. Zeng has been serving as a directory of Flying Nickel Mining Corp (TSXV:FLYN) since February 2022.

Both Golden Share Resources and Flying Nickel are listed on Toronto Stock Exchange Venture.

Aside from that provided herein, Mr. Zeng does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Demin (Fleming) Huang – Chief Financial Officer

Mr. Fleming Huang is a Chartered Professional Accountant, Certified Management Accountant with over 20 years of administration and corporate finance working experience in different industries, including mining exploration. Currently, Mr. Huang is the Chief Financial Officer of the Company as well CFO of Golden Share since July 2017 and CFO of Gowest Gold Ltd. since August 2021. Aside from that provided herein, Mr. Huang does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Christian Guilbaud – Director

Mr. Christian Guilbaud holds a bachelor’s degree in business administration and a Diploma in Economy. He has over 20 years’ experience in financial administration and his experience includes positions in financial services and mutual funds management. Mr. Guilbaud has served as a director with Golden Share from May 2010 through December 2018, as well as Stelmine Canada Mining Exploration from July 2016 through May 2021.

Aside from that provided herein, Mr. Guilbaud does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Kenneth Charles (KC) Grainger – Director

Mr. Grainger has a Bachelor of Science degree in Business Administration from the University of Bridgeport (Ct.) and an MBA in Finance from Pace University (NYC).

His specialty is the analysis of small capitalization and mid-cap North American and Canadian corporations, writing and editing research reports and producing technical reports on individual companies and markets.

Mr. Grainger is currently an analyst for Montrealanalyst.com and Canadianmineanalysis.com and continues to work as an independent professional trader and analyst.

Aside from that provided above, Mr. Grainger does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Rui Zhu – Director

Mr. Zhu has 30 years of experience in the electricity industry and gained extensive experience in the emerging clean energy industry.

Mr. Zhu has been the General Manager of Smarten, the wholly-owned subsidiary of the Company since July 2021 and became a Board Director of the Company from August 2020.

From August 2019 to December 2020, Mr. Zhu was the General Manger of Thermal Management Business Unit, Shenzhen Silver Basis Technology Co., Ltd., in charge of business development globally.

From March 2018 to August 2019, Mr. Zhu was the Senior VP Sales of Joysun New Energy Co., Ltd., in charge of business development for batteries.

From March 2015 to November 2017, Mr. Zhu was the Sales Director of Aavid Thermal Management Company in China, in charging of custom solutions for battery thermal management.

Aside from that provided above, Mr. Zhu does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Term of Office

Our directors are appointed to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board, subject to their respective employment agreements.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

During the past 10 years, none of our current directors, nominees for directors or current executive officers has been involved in any legal proceeding identified in Item 401(f) of Regulation S-K.

Director Independence

The Board of Directors is currently composed of four members, which are Christian Guilbaud, Kenneth Charles Grainger, Mr. Nick Zeng and Mr. Rui Zhu. Mr. Zeng and Mr. Zhu do not qualify as independent in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the Director is not, and has not been for at least three years, one of the Company’s employees and that neither the Director, nor any of his family members has engaged in various types of business dealings with us.

Audit Committee

Pursuant to Section 4.2 of the Bylaws, the Board may, by resolution passed by a majority of the entire Board, designate one or more committees. Pursuant to an undated Directors’ Resolution, Nick Zeng, Kenneth Charles Grainger and Christian Guilbaud have each been appointed as members of the Audit Committee of the Company. Both of Mr. Kenneth Charles Grainger and Mr. Christian Guilbaud are independent, while Mr. Nick Zeng is not independent due to that he is the executive officer of the Company.

Nominating and Compensation Committees

We do not have a standing nominating and compensation committee. Rather, our Board of Directors performs the functions of these committees. We do not believe it is necessary for our Board of Directors to appoint such committees because the volume of matters that come before our Board of Directors for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our named executive officers paid by us during the years ended December 31, 2021, 2020, 2019 and 2018.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Nick Zeng,	2021	-	-	110,000	-	-	-	72,000	182,000
CEO and	2020	-	-	100,000	-	-	-	72,000	172,000
President	2019	-	-	-	-	-	-	72,000	72,000
	2018	-	-	-	-	-	-	-	-

(Fleming)	2021	-	-	10,000	-	-	-	48,000	58,000
Huang, CFO	2020	-	-	20,000	-	-	-	48,000	68,000
	2019	-	-	-	-	-	-	36,000	36,000
	2018	-	-	-	-	-	-	-	-

Christian	2021	-	-	12,000	-	-	-	-	6,000
Guilbaud,	2020	-	-	-	-	-	-	-	-
Director	2019	-	-	-	-	-	-	-	-
	2018	-	-	-	-	-	-	-	-

Kenneth Charles	2021	-	-	1,000	-	-	-	-	1,000
(KC) Grainger,	2020	-	-	-	-	-	-	-	-
Director	2019	-	-	-	-	-	-	-	-
	2018	-	-	-	-	-	-	-	-

Rui Zhu, Director,	2021	10,073	-	151,000	-	-	-	-	161,073
GM of Smarten	2020	-	-	10,000	-	-	-	-	10,000
	2019	-	-	-	-	-	-	-	-
	2018	-	-	-	-	-	-	-	-

Narrative Disclosure to Summary Compensation Table

Outstanding Equity Awards at Fiscal Year-End

Other than as discussed above, no executive officer received any equity awards, or holds exercisable or unexercisable options, as of the years ended December 31, 2021, 2020, 2019 and 2018.

Long-Term Incentive Plans

There are no arrangements or plans in which the Company would provide pension, retirement or similar benefits for our director or executive officer.

Compensation Committee

The Company currently does not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as Directors. The Board of Directors has the authority to fix the compensation of Directors. No amounts have been paid to, or accrued to, Directors in such capacity, other than those paid to Mr. Zeng under his consulting agreement and Mr. Rui Zhu for his work as General Manager of Smarten.

Director Independence

The Board of Directors is currently composed of four members, which are Christian Guilbaud, Kenneth Charles Grainger, Mr. Nick Zeng and Mr. Rui Zhu. Mr. Zeng and Mr. Zhu do not qualify as independent in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the Director is not, and has not been for at least three years, one of the Company’s employees and that neither the Director, nor any of his family members has engaged in various types of business dealings with us.

Security Holders Recommendations to Board of Directors

The Company welcomes comments and questions from the shareholders. However, while the Company appreciates all comments from shareholders, it may not be able to individually respond to all communications.

Employment Agreements

The Company currently have 3 Engagement Agreements with its named executive officers or directors, copies of the agreements is filed as Exhibit 11.1, 11.2 and 11.3 to this form 10-K.

Equity Compensation Plans

We have a Company Stock Option Plan but have not yet granted any stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 24, 2022, there were 19,780,079 common stocks issued and outstanding and 111 shareholders of record.

The following table sets forth certain information known to us regarding beneficial ownership of our capital stock as of date hereof for (i) all executive officers and directors as a group and (ii) each person, or group of affiliated persons, known by us to be the beneficial owner of more than five percent (5%) of our capital stock. The percentage of beneficial ownership in the table below is based on 19,780,079 shares of common stock deemed to be outstanding as of date hereof.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership(2)
Directors and Officers:
Nick Zeng	4,907,237	24.81%
Rui Zhu	1,700,000	8.59%
Christian Guilbaud	1,286,333	6.50%
Demin (Fleming) Huang	1,185,147	5.99%
KC Grainger	51,000	0.26%
Subtotal	9,129,717	46.16%
Other beneficial shareholders (5% or more)
Dongqing Liu	1,678,000	8.48%
Juntao Zheng	1,140,000	5.76%
Wei Zhang	1,080,000	5.46%
Subtotal	3,898,000	19.71%

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2) Based upon 19,780,079 common shares issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Board of Directors is currently composed of four members, which are Christian Guilbaud, Kenneth Charles Grainger, Mr. Nick Zeng and Mr. Rui Zhu. The Board of Directors has determined, after considering all the relevant facts and circumstances, that during the fiscal year ended December 31, 2021, Mr. Zeng and Mr. Zhu do not qualify as independent, while Mr. Christian Guilbaud and Mr. Kenneth Charles Grainger are independent director as that term is defined in the federal securities laws and the Nasdaq Marketplace Rules.

During the year ended December 31, 2021, the Company settled accounts payable with CEO and CFO for an aggregate amount of $76,000 by issuing 760,000 common shares.

In July 2020, Smarten entered into a loan agreement with the President & CEO of the Company for a loan of $55,830 (CNY 364,500) and renewed on December 31, 2020 and June 30, 2021. The loan bears 18% interest annually. On December 31, 2021, the principal of loan was increased to $58,929 (CNY374,500) and extended to December 31, 2022, at the same time, the loan was assigned to Keystone Associates Inc., a Company 100% owned by the President & CEO of the Company. The Company accrued interest expenses of $10,168 (2020- $4,752) for this loan during the year ended December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are file as part of the report:
a.	The following financial statements are included in this Annual Report for the fiscal years ended December 31, 2021 and 2020:
i.	Report of Independent Registered Public Accounting Firm
ii.	Audited Consolidated Balance Sheets as of December 31, 2021 and 2020
iii.	Audited Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019
iv.	Audited Consolidated Statements of Changes In Stockholders’ Equity (Deficit) for the Years Ended December 31, 2021 and 2020
v.	Audited Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020
vi.	Notes to Audited Consolidated Financial Statements
(b)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes thereto.
(c)	Exhibits: The exhibits set forth in the accompanying exhibit index below are either filed as part of this report or are incorporated herein by reference:

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation filed on June 19, 2018.
3.2	Certificate of Amendment to Certificate of Incorporation, filed on August 28, 2020.
3.3	Certificate of Amendment to Certificate of Incorporation, filed on July 9, 2021.
3.4	Bylaws.
11.1	Executive Contract with Nick Zeng.
11.2	Executive Contract with Rui Zhu
11.3	Executive Contract with Demin (Fleming) Huang.
21	List of Subsidiaries of Harmony Corporation
23.1	Consent of Kreston GTA LLP, Independent Registered Accounting Firm
31.1	Certification of President, Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President, Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item16 Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

HARMONY ENERGY TECHNOLOGIES CORPORATION

By:	/s/ Nick Zeng
President & Chief Executive Officer

Dated: April 4, 2022

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nick Zeng	President &Chief Executive Officer,	April 4, 2022
Nick Zeng	Chairman

/s/ Demin (Fleming) Huang	Chief Financial Officer	April 4, 2022
Demin (Fleming) Huang

/s/ Christian Guilbaud	Director	April 4, 2022
Christian Guilbaud

/s/ Kenneth Charles Grainger	Director	April 4, 2022
Kenneth Charles Grainger

/s/ Rui Zhu	Director	April 4, 2022
Rui Zhu

