Form 10-Q
period 2022-03-31
Harmony Energy Technologies Corp
filed 2022-05-12
CIK 1901297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to____________________________

Commission File No. 000-56380

HARMONY ENERGY TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	83-2756695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

165 Broadway, FL 23 New York, New York	10006
(Address of principal executive offices)	(Zip Code)

(212) 602-1188

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

19,780,079 shares of common stock were issued and outstanding as of April 21, 2022.

HARMONY ENERGY TECHNOLOGIES CORPORATION

Form 10-Q

For the Fiscal Quarter Ended March 31, 2022

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

1

HARMONY ENERGY TECHNOLOGIES CORPORATION

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2022

	Note	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash		53,799	119,357
VAT recoverable		55,334	54,947
Prepaid expenses and other assets		29,240	34,494
Inventory		13,603	13,412
Total Current Assets		151,976	222,210

Non-Current Assets:
Equipment	6	1,987	2,131
Total Assets		153,963	224,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities		176,268	134,187
Loan payable	7	505,537	189,717
Loan from related parties	9	77,237	464,653
Total Liabilities		759,042	788,557

Stockholders’ Equity:
Share capital	5	1,978	1,978
Additional paid in capital	5	1,653,822	1,653,822
Accumulated deficit		(2,223,601)	(2,183,207)
Accumulated other comprehensive loss		(37,278)	(36,809)
Total Stockholders’ Equity		(605,079)	(564,216)

Total Liabilities and Stockholders’ Equity		153,963	224,341

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Approved on behalf of the Board

“Christian Guilbaud”, Director	“Kenneth Charles Grainger”, Director

HARMONY ENERGY TECHNOLOGIES CORPORATION

INTERIM CONDENSED CONSOLIDATED STATEMENTS

OF OPERATIONS AND COMPREHENSIVE INCOME

For the three-month periods ended March 31, 2022 and 2021

		(in US Dollars)
		Three-month periods ended
	Note	March 31, 2022	March 31, 2021

Cost of goods sold		-	(5,398)
Gross Profit		-	(5,398)

Operating Expenses
Research and development		(15,304)	(8,805)
Professional and management fees		(67,373)	(46,886)
Office and general	8	(19,971)	(23,279)
Stock based compensation	5	-	(2,000)
Depreciation	6	(149)	(4,155)
Financial expenses		63,628	(31,392)
Total Operating Expenses		(39,169)	(116,517)

Operating Income (Loss)		(39,169)	(121,915)

Other Income (Expenses)
Interest income		-	512
Foreign exchange loss		(1,225)	(2,761)
Loss, Net of Income Tax		(40,394)	(124,164)

Foreign currency translation differences of foreign operations		(469)	1,804
Net Loss and Other Comprehensive Loss		(40,863)	(122,360)

Basic net income per share		(0.002)	(0.01)
Weighted average number of common shares outstanding		19,780,079	11,037,635

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

HARMONY ENERGY TECHNOLOGIES CORPORATION

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

As of March 31, 2022

		(in US Dollars)
	Note	Number of Common Share	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance - January 1, 2021		10,842,079	1,084	760,916	(1,344,101)	(31,806)	(613,907)
Shares issued for private placement	5	200,000	20	19,980	-	-	20,000
Shares issued for debt settlement	9	100,000	10	9,990	-	-	10,000
Shares issued to Officers and Consultants as compensation	5	20,000	2	1,998	-	-	2,000
Net loss		-	-	-	(124,164)	-	(124,164)
Foreign currency translation differences of foreign operations		-	-	-	-	1,804	1,804
Balance - March 31, 2021		11,162,079	1,116	792,884	(1,468,265)	(30,002)	(704,267)

Balance - January 1, 2022		19,780,079	1,978	1,653,822	(2,183,207)	(36,809)	(564,216)
Net loss		-	-	-	(40,394)	-	(40,394)
Foreign currency translation differences of foreign operations		-	-	-	-	(469)	(469)
Balance - March 31, 2022		19,780,079	1,978	1,653,822	(2,223,601)	(37,278)	(605,079)

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

HARMONY ENERGY TECHNOLOGIES CORPORATION

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three-month periods ended March 31, 2022 and 2021

		(in US Dollars)
		Three-month periods ended
	Note	March 31, 2022	March 31, 2021
OPERATING ACTIVITIES
Net loss		(40,394)	(124,164)
Non-cash items:
Interest income		-	(497)
Stock based compensation	5	-	2,000
Depreciation	6	149	4,185
Interest expense		(63,690)	31,142
Rent expense		-	11,929
Loss on foreign exchange gain and loss		-	2,761
Exchange differences on translation from functional to presentation currency		(8,378)	1,804
Change in non-cash working capital items
Prepaid expenses and other assets		4,674	(28,147)
Accounts payable and accrued liabilities		42,081	30,429
Deferred revenue		-	(9)
Cash Flow from Operating Activities		(65,558)	(68,567)

INVESTING ACTIVITIES
Repayment received from other party	6	-	44,025
Cash Flow from Investing Activities		-	44,025

FINANCING ACTIVITIES
Proceeds from private placement	5	-	20,000
Lease payment		-	(12,800)
Cash Flow from Financing Activities		-	7,200

Net change in cash during the period		(65,558)	(17,342)

Cash, beginning of period		119,357	63,990
Cash, end of period		53,799	46,648

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

HARMONY ENERGY TECHNOLOGIES CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in United States Dollars)

For the three months periods ended March 31, 2022 and 2021

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

On September 1, 2020, the Company completed the acquisition of Shenzhen Smarten Technology Co., Ltd. (“Smarten”).

NOTE 2. GOING CONCERN ASSUMPTION

These financial statements have been prepared on the basis of the going concern assumption which contemplates that the Company will be able to realize its assets and discharge its liabilities in the normal course of operations.

The Company has not yet determined when its energy business can generate income or cash flows. As of March 31, 2022, the Company has an accumulated deficit of $2,223,601 (deficit of $2,183,207 on December 31, 2021) and working capital deficit of $607,066 (deficit of $566,347 on December 31, 2020) which will not be sufficient to support the Company’s needs for cash during this and the coming year. In addition, the COVID-19 pandemic has had a significant negative impact on the Company’s interim condensed consolidated financial statements as of March 31, 2022, and management expects the pandemic to continue to have a negative impact in the foreseeable future, the extent of which is uncertain and largely subject to whether the severity of the pandemic worsens, or duration lengthens. In the event that the COVID-19 pandemic and the economic disruptions it has caused continue for an extended period of time the Company cannot assure that it will remain in compliance with the financial covenants in its credit facilities. The Company will require additional funding to be able to develop the business and to meet ongoing requirements for general operations. These factors indicate that material uncertainties exist which may cast significant doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 3. SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

These interim condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”)

The financial statements have been approved and authorized for issue by the Board of Directors on May 12, 2022.

Basis of consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Shenzhen Smarten Technology Co., Ltd. (“Smarten”). Smarten is a company registered in China. All significant intercompany accounts and transactions have been eliminated in consolidation.

Business combinations

We account for the acquisition of Smarten as a business combination under the acquisition method of accounting, which that the acquired assets and the liabilities assumed be recorded at their acquisition date at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition-related costs are expensed as incurred in the consolidated financial statements. Significant judgments are used in determining the estimated fair values assigned to the assets acquired and liabilities assumed and in determining estimates of useful lives of long-lived assets acquired. Estimates of the fair values of assets acquired and liabilities assumed are based upon assumptions believed to be reasonable, and when appropriate, include assistance from independent third-party appraisal firms. While we use our best estimates and assumptions to value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Overpayments are best addressed through subsequent impairment testing of goodwill. However, when there is evidence to suggest that the business combination transaction is not an exchange of equal values, such overpayments should be expensed at acquisition date.

Functional and presentation currency

The financial statements are presented in United States dollars, which is also the functional currency of the Company. The functional currency of Smarten is Chinese Renminbi Yuan (“CNY”).

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

Impairment of long-lived assets

The Company accounts for the impairment of long-lived assets in accordance with FASB, Accounting Standards Codification (“ASC”) 360-10, “Accounting for the Impairment of Long-Lived Assets”. This standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets’ carrying amounts may not be recoverable. For assets that are to be held and used, impairment is assessed when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying values. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of the carrying value and estimated net realizable value. During the three months period ended March 31, 2022 and 2021, there was no impairment of long-lived assets.

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

Acquisition of Smarten

The Corporation accounted as business combinations by using acquisition method when the control was transferred to the Corporation. The Company measured the identifiable assets and liabilities assumed at their fair value at the acquisition date. Acquisition related costs are recognized in profit or loss as incurred.

The management assessed that the acquisition of Smarten is a business acquisition. The Company obtained the control of Smarten on January 1, 2020 and deemed Smarten as the wholly owned subsidiary of the Company since then.

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

Fair value of the shares issued for acquisition of Smarten

The Company’s shares are not quoted in an active market, therefore the fair value of the Company’s issued shares to Smarten is based on valuation methods and techniques generally recognized as standard within the industry in which observable data have been used to the extent practicable. Changes in assumptions about these factors could affect the reported fair value of the shares issued for acquisition of Smarten.

Business acquisition of Smarten

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

Transactions on share capital

	Number of Shares	Unit Price	Fair Value
Outstanding as of January 1, 2021	10,842,079		762,000
Shares issued for private placement (i)(ii)(iii)	3,581,880	0.10	358,188
Shares issued for debt settlement (iv)	2,306,120	0.10	230,612
Shares issued to Officers and Consultants as compensation (v)	3,050,000	0.10	305,000
Outstanding as of December 31, 2021	19,780,079		1,655,800

Outstanding as of March 31, 2022	19,780,079		1,655,800

(i)	On February 8, 2021, the Company completed a private placement with total proceeds of $20,000 and issued 200,000 units at a price of $0.10 per unit. Each Unit consists of one common share and one common share purchase warrant (“Warrant”). Each Warrant entitles the holder thereof to acquire one common share at a price of $0.25 for a period of 36 months from the issuance date.

(ii)	On July 8, 2021, the Company completed a private placement with total proceeds of $100,000 and issued 1,000,000 units at a price of $0.10 per unit. Each Unit consists of one common share and one common share purchase warrant (“Warrant”). Each Warrant entitles the holder thereof to acquire one common share at a price of $0.25 for a period of 36 months from the issuance date.

(iii)	On September 28, 2021, the Company completed a private placement for total proceeds of $238,188 and issued 2,381,880 units at a price of $0.10 per unit. Each Unit consists of one common share and one common share purchase warrant (“Warrant”). Each Warrant entitles the holder thereof to acquire one common share at a price of $0.25 for a period of 24 months from the issuance date.

(iv)	During the year ended December 31, 2021, the Company settled accounts payable with key management personnel for an aggregate amount of $76,000 by issuing 760,000 common shares at a price of $0.10 per share. And the Company settled loan payable of $154,612 (CNY 1,000,000) by issuing 1,546,120 common shares at a price of $0.10 per share, which the loan was owed by Smarten.

(v)	During the year ended December 31, 2021, the Company issued 1,050,000 common shares to compensate certain directors, officers and consultants at a price of $0.10 per share. At the same time, the Company issued 2,000,000 common shares at a price of $0.10 to 2 key team members as a retainer bonus.

Warrants

The following table shows the change in warrants and outstanding warrants.

	Number of Warrants	Exercise Price	Fair Value	Weighted Average Remaining Life (Years)	Expiry Date
Outstanding as of December 31, 2019	100,000	1.00	35,457	-	January 13, 2022

Issued for private placement	1,000,000	0.25	29,415	1.75	December 28, 2023
Outstanding as of December 31, 2020	1,100,000		64,872

Issued for private placement	200,000	0.25	6,052	1.85	February 5, 2024
Issued for private placement	1,000,000	0.25	30,810	2.27	July 7, 2024
Issued for private placement	2,381,880	0.25	66,529	1.49	September 26, 2023
Outstanding as of December 31, 2021	4,681,880		168,263

Warrants expired	(100,000)	1.00	(35,457)	-
Outstanding as of December 31, 2020	4,581,880		132,806	1.73

The value of the warrants was calculated using the Black-Scholes model and the assumptions at grant date and period end date were as follows:

(i)	Risk-free interest rate: 0.17% - 2.51%, which is based on the Bank of Canada benchmark bonds yield 3 years rate in effect at the time of grant for bonds with maturity dates at the estimated term of the warrants
(ii)	Expected volatility: 83.80% - 122.79%, which is based on the Company’s historical stock prices
(iii)	Expected life: 3 year
(iv)	Expected dividends: $Nil

NOTE 6. EQUIPMENT

COST	Computer and Office Equipment	Total
Balance - December 31, 2021	2,280	2,280
Foreign currency translation differences	5	5
Balance - March 31, 2022	2,285	2,285

Accumulated Depreciation	Computer and Office Equipment	Total
Balance - December 31, 2021	149	149
Amortization	149	149
Balance - March 31, 2022	298	298

Net Book Value	Computer and Office Equipment	Total
Balance - December 31, 2021	2,131	2,131
Balance - March 31, 2022	1,987	1,987

NOTE 7. LOAN PAYABLES

The Company has entered into the following loan agreements since January 1, 2020.

a.	In January 2020, Smarten entered into an agreement of six-month unsecured loans for $45,951 (CNY300,000) and renewed the loan in July 2020, January 2021, and July 2021. the loan bears interest at 18% annually. On December 30, 2021, the Company renewed the loan for six months with the lender, and received extra loan of $23,603 (CNY150,000), all the loan bears interest at 18% annually. The Company paid interest expense of $2,950 (CNY18,750) for this loan during the three months period ended March 31, 2022 (2021 - $1,719).

b.	In January 2020, Smarten entered into another agreement of six-month unsecured loans for $45,951 (CNY300,000) and renewed the loan in July 2020, the loan bears interest at 20% annually.

c.	In May 2020, Smarten entered into another agreement of six-month unsecured loans for $30,634 (CNY200,000) and the loan bears interest at 20% annually.

d.	In August 2020, Smarten entered into another six-month unsecured loan agreement for $15,317 (CNY100,000) and the loan bears interest at 20% annually.

During the year ended December 31, 2020, the Company has accrued interest of $12,674 for the above 3 loan agreements (b, c, and d). On December 31, 2020, the Company entered into a new loan agreement to replace the 3 loan agreements, and total principal amount is $105,302 (CNY 687,486, includes the unpaid interest) and the loan bears interest at 20% annually. The loan agreement was renewed on June 30, 2021 and December 31, 2021. During the three months period ended March 31, 2022, the Company accrued interest expense of $6,455 (2021- $4,822).

e.	In July 2020, Smarten entered into a loan agreement with the President & CEO of Harmony for a loan of $55,830 (CNY364,500) and renewed on December 31, 2020 and June 30, 2021. The loan bears 18% interest annually. On December 31, 2021, the principal of loan was increased to $58,929 (CNY374,500) and extended to December 31, 2022, at the same time, the loan was assigned to Keystone Associates Inc., a Company 100% owner by the President & CEO of Harmony. The Company accrued interest expenses of $2,651 (2021- $2,757) for this loan during the three months period ended March 31, 2022.

f.

In September 2020, the Company entered into an agreement with one of former directors, Ms. Nan Du, who is the original shareholder of Smarten, to settle the unpaid cash consideration of $287,280 (CNY2,000,000, note 6) as loan payable. The loan bears annual interest rate of 18%. The Company accrued interest expenses of $55,830 (2020 - $18,380) for the cash consideration during the year ended December 31, 2021.

In February 2022, Ms. Du waived all the interest and agreed to receive payment when Harmony cash position is sufficient upon Harmony’s decision.

NOTE 8. OFFICE AND GENERAL BY NATURE

	Three months periods ended
	March 31, 2022	March 31, 2021
Salaries and benefits expenses	12,537	8,806
Office rent and related expenses	4,298	11,289
Transfer agent fee	2,686	2,533
Regulatory fee	450	225
Others	-	426
Total	19,971	23,279

NOTE 9. RELATED PARTIES

The Company considers its related parties to consist of key members or former members of its management personnel (including all officers and directors), their close family members, and companies controlled or significantly influenced by such individuals; and reporting shareholders and their affiliates which may exert significant influence over the Company’s activities.

During the three months period ended March 31, 2022, the Company has the following related party transactions:

-	A company owned by the President and CEO provides consulting and administrative services to the Company. The Company recorded $18,000 management fee for the CEO’s service (2021- $18,000).

-	The Company recorded $12,000 (2021 - $12,000) professional fee to CFO for the services provided.

-	The Company made a cash payment of $6,137 (CNY 39,000) to a director, who is acting as the General Manager of Smarten for his service at Smarten since August 2021.

During the three-month period ended March 31, 2021, the Company settled accounts payable with CEO and CFO for an aggregate amount of $10,000 by issuing 100,000 common shares.

In July 2020, Smarten entered into a loan agreement with the President & CEO of Harmony for a loan of $55,830 (CNY 364,500) and renewed on December 31, 2020 and June 30, 2021. The loan bears 18% interest annually. On December 31, 2021, the principal of loan was increased to $58,929 (CNY374,500) and extended to December 31, 2022, at the same time, the loan was assigned to Keystone Associates Inc., a Company 100% owner by the President & CEO of Harmony. The Company accrued interest expenses of $2,651 (2021- $2,757) for this loan during the three months period ended March 31, 2022.

NOTE 10. CAPITAL MANAGEMENT

The Company’s capital management objectives are:

–	to ensure the Company’s ability to continue as a going concern;
–	to increase the value of the Company’s assets; and
–	to provide an adequate return to shareholders of the Company.

These objectives will be achieved by selling its tested vanadium electrolyte with licensed technology, revenue generated from Smarten.

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

NOTE 11. FINANCIAL INSTRUMENT RISKS

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

Credit risk

Credit risk is the risk that another party to a financial instrument will cause a financial loss for the Company by failing to discharge an obligation. The Company’s maximum exposure to credit risk is limited to the carrying amount of financial assets at the reporting date, as summarized below:

As of	March 31, 2022	March 31, 2021
Cash	53,799	46,648
VAT recoverable	55,334	45,668
Loan to related parties	29,240	79,316
Total	138,373	171,632

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

Over the past period, the Company has financed its business development commitments, its working capital requirements and acquisitions through private placement. As of March 31, 2022, the Company did not have sufficient cash to pay its accounts payable and accrued liabilities which have contractual maturities within twelve months.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. For example, statements in this Form 10-Q regarding the potential future impact of the COVID-19 pandemic on the Company’s business and results of operations are forward-looking statements. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”) under the heading “Risk Factors.” The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Unless otherwise stated, all information presented herein is based on the Company’s fiscal calendar, and references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Each of the terms the “Company” and “Harmony” as used herein refers collectively to Harmony Energy Technologies Corporation. and its wholly owned subsidiary, unless otherwise stated.

The following discussion should be read in conjunction with the 2021 Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q.

Available Information

The Company periodically provides certain information for investors on its corporate website, www.hetcusa.com. This includes press releases and other information about financial performance, information on environmental, social and corporate governance matters, and details related to the Company’s annual meeting of shareholders. The information contained on the websites referenced in this Form 10-Q is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

Quarterly Highlights

COVID-19 Update

The COVID-19 pandemic has had, and continues to have, a significant impact around the world, prompting governments and businesses to take unprecedented measures. The COVID-19 pandemic has at times significantly curtailed global economic activity and caused significant disruption in global supply chains. The COVID-19 pandemic and the measures taken by many in response have affected and could in the future materially impact the Company’s business, results of operations and financial condition.

During the first quarter of 2022, aspects of the Company’s business continued to be affected by the COVID-19 pandemic. At times, certain of the Company’s component suppliers and logistical service providers have experienced disruptions, resulting in business and product development delays.

The extent of the continuing impact of the COVID-19 pandemic on the Company’s operational and financial performance is uncertain and will depend on many factors outside the Company’s control, including the timing, extent, trajectory and duration of the pandemic, the emergence of new variants, the development, availability, distribution and effectiveness of vaccines and treatments, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and demand for consumer products. Refer to Part I, Item 1A of the 2021 Form 10-K under the heading “Risk Factors” for more information.

After many delays due to the COVID-19 Pandemic, the Company finally switched the focus to Trial Sales from Trial Production. During this quarter, the Company first arranged 6 pieces of its Power Station for certain users for testing. And the Company arranged the first shipment of 24 pieces of its Power Station into the US as the inventory for Trial Sales.

RESULTS OF OPERATIONS

During the three months period ended March 31, 2022, the Company’s selected financial information as the following. All the data is presented in United States dollars.

Financial Position Analysis

The information presented as of March 31, 2022, December 31, 2021 and 2020 represents the information of Harmony Energy Technologies Corporation.

	March 31, 2022	December 31, 2021	December 31, 2020
Assets	153,963	224,341	265,881
Liabilities	759,042	788,557	879,788
Equity	(605,079)	(564,216)	(613,907)

Assets

The total assets on March 31, 2022 were $153,963 compared to $224,341 on December 31, 2021, a decrease of $70,378. During the three months period ended March 31, 2022, the cash on hand and prepaid expense decreased $65,558 and $5,254, respectively.

Liabilities

Total liabilities on March 31, 2022 were $759,042 while $788,557 on December 31, 2021, the decrease of $29,515 were mainly because the Company increased accounts payable and accrued liability of $42,081, which was offset by the decrease of 71,596 of loan payable and loan from related parties. In February 2022, one of lender waived all the accrued interest of $84,968 (CNY540,000) and lower the loan payable.

Equity

Total equity on March 31, 2022 was deficit of $605,079 compared to deficit of $564,216 on December 31, 2021, a decrease of $40,863, which was mainly by the net loss of $40,394 during the three months period ended March 31, 2022.

Operating Results Analysis

Readers are invited to take into consideration of the operation results of Harmony for the three months periods ended March 31, 2022 and 2021.

	Three-month periods ended
	March 31, 2022	March 31, 2021

Cost of goods sold	-	(5,398)
Gross Profit	-	(5,398)

Operating Expenses
Research and development	(15,304)	(8,805)
Professional and management fees	(67,373)	(46,886)
Office and general	(19,971)	(23,279)
Stock based compensation	-	(2,000)
Depreciation	(149)	(4,155)
Financial expenses	63,628	(31,392)
Total Operating Expenses	(39,169)	(116,517)

Operating Income (Loss)	(39,169)	(121,915)

Other Income (Expenses)
Interest income	-	512
Foreign exchange loss	(1,225)	(2,761)
Loss, Net of Income Tax	(40,394)	(124,164)

Foreign currency translation differences of foreign operations	(469)	1,804
Net Loss and Other Comprehensive Loss	(40,863)	(122,360)

Basic net income per share	(0.002)	(0.01)
Weighted average number of common shares outstanding	19,780,079	11,037,635

The above net loss for three months period ended March 31, 2022 and 2021 is composed as the following:

Sales revenue and gross margin

The company has not been able to generate any meaningful sales revenue during the three months period March 31, 2022 and 2021, which the Company spent $5,398 for the sample testing.

Research and development

For the three-month periods ended March 31, 2022 and 2021, the Company incurred R&D expenditures $15,304 and $8,805, respectively, including the salaries of researchers and materials.

Administrative expenses, professional and management fee

Comparing the two comparable periods of the three months period ended March 31, 2022 and 2021, the Company decreased administrative expenses of $3,308, which major caused from increased salary expenditure which offset by decrease of the office rental. The detailed administrative expenses were presented in the following table.

	Three months period ended
	March 31, 2022	March 31, 2021
Salaries and benefits expenses	12,537	8,806
Office rent and related expenses	4,298	11,289
Transfer agent fee	2,686	2,533
Regulatory fee	450	225
Others	-	426
Total	19,971	23,279

Financial expenses

During the three months period ended March 31, 2022 and 2021, the Company accrued $21,745 for the 4 unsecured loan agreements with accumulate principal of $576,611, which the interest expense was offset by the interest waived of $84,968 by one of the lender; The Company accrued $31,262 interest expense for the 5 unsecured loans with accumulate principal of $618,384 during the three months period ended March 31, 2021.

Non-operation item

During the three months ended December 31, 2021, the Company accrued interest income of $498 for the short-term unsecured loans agreement with Golden Share and received a full payment in February 2021.

Other comprehensive income (loss)

The other comprehensive income (loss) records the unrealized foreign exchange gain (loss) resulted from translating Smarten’s financial data into US dollars. During the three months period ended March 31, 2022, the Company recorded $469 foreign exchange loss due to the unfavorable shift in foreign exchange rate.

Cash Flow Analysis

	Three months period ended
	March 31, 2022	March 31, 2021
Operating activities	(65,558)	(68,567)
Investing activities	-	44,025
Financing activities	-	7,200

Operating Activities

During the three months period ended March 31, 2022, the operating activities used cash flows of $65,558 and ,, compared to $68,567 for the comparable periods in 2021. The cash was spent for the general operation activities and R&D.

Investing Activities

During the three-month period ended March 31, 2021, the Company received full loan payment as $44,025, which the Company did not have any investing activity during the three months period ended March 31, 2022.

Financing Activities

During the three-month period ended March 31, 2021, the Company received $20,000 cash from private placement at $0.10 per unit, which was offset by the lease payment of $12,800, while the Company did not have any financing activity during the three months period ended March 31, 2022.

Quarterly Results Trend (In Thousands of $)

The following table presented the operating results for each of the last eight quarters. Management considers that the information for each of those quarters was determined in the same way as for our audited financial statements for the year ended December 31, 2021.

	2022	2021				2020
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
	$	$	$	$	$	$	$	$
Revenue	-	-	-	-	-	-	-	40
Net loss and other comprehensive loss	(41)	(278)	(332)	(110)	(122)	(279)	(164)	(114)
Basic and diluted net loss per common share	-	(0.01)	(0.02)	(0.01)	(0.01)	(0.05)	(0.03)	(0.02)

Liquidity, Capital Resources and Sources of Financing

The Company has operating losses currently. To date, the Company has been financed primarily through private placements and unsecured loans.

As of March 31, 2022, the Company had a cash position of $53,799 and the Company has a deficit working capital of $607,066. The Company believes it will not have sufficient liquidity to fund its operations and capital needs for the next 12 months and consequently intends to raise capital to generate cash in sufficient amounts to meet its planned business objectives, while the Company does not have any commitments.

Information on Outstanding Securities

The following table sets out the number of common shares and warrants outstanding as of the date hereof:

Common shares issued and outstanding	19,780,079
Potential issuance of common shares
Warrants	4,581,880
Stock options	-
Fully diluted shares	24,361,959

Related Party Transactions

The Company has not entered into any other related party transaction except the disclosure in Note 9 of the interim condensed consolidated financial statements for the three months period ended March 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first three months of 2022. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2021 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of March 26, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceeding or be subject to claims arising in the ordinary course of our business. As of this Form 10-Q, we are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 1A. Risk Factors

The Company’s business, reputation, results of operations and financial condition can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the 2021 Form 10-K under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations and financial condition can be materially and adversely affected. There have been no material changes to the Company’s risk factors since the 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101**	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104**	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 12, 2022	Harmony Energy Technologies Corporation

	By:	/s/ Nick Zeng
Nick Zeng
Chief Executive Officer

