Form 10-Q
period 2022-06-30
Harmony Energy Technologies Corp
filed 2022-08-15
CIK 1901297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes ☐         No ☒

19,780,079 shares of common stock were issued and outstanding as of August 15, 2022.

HARMONY ENERGY TECHNOLOGIES CORPORATION

Form 10-Q

For the Fiscal Quarter Ended June 30, 2022

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

1

HARMONY ENERGY TECHNOLOGIES CORPORATION

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2022 and December 31, 2021

	Note	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash		13,742	119,357
VAT recoverable		52,238	54,947
Prepaid expenses and other assets		26,269	34,494
Inventory		12,876	13,412
Total Current Assets		105,125	222,210

Non-Current Assets:
Equipment	6	1,740	2,131
Total Assets		106,865	224,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities		185,756	134,187
Loan payable	7	502,117	189,717
Loan from related parties	7,9	75,621	464,653
Total Liabilities		763,494	788,557

Stockholders’ Equity:
Share capital	5	1,978	1,978
Additional paid in capital	5	1,653,822	1,653,822
Accumulated deficit		(2,286,658)	(2,183,207)
Accumulated other comprehensive loss		(25,771)	(36,809)
Total Stockholders’ Equity		(656,629)	(564,216)

Total Liabilities and Stockholders’ Equity		106,865	224,341

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Approved on behalf of the Board

“Christian Guilbaud”, Director	“Kenneth Charles Grainger”, Director

HARMONY ENERGY TECHNOLOGIES CORPORATION

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three-month and six-month periods ended June 30, 2022 and 2021

		(in US Dollars)
		Three-month period ended		Six-month period ended
	Note	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Operating Expenses
Marketing expense		(162)	(10)	(162)	(5,408)
Research and development		(4,971)	(8,836)	(20,275)	(17,641)
Professional and management fees	8	(41,296)	(35,775)	(108,669)	(82,661)
Office and general	8	(21,839)	(26,854)	(41,810)	(50,133)
Stock based compensation	5	-	(3,000)	-	(5,000)
Depreciation	6	(143)	(4,171)	(292)	(8,326)
Financial expenses		(11,929)	(22,409)	51,699	(53,801)
Total Operating Expenses		(80,340)	(101,055)	(119,509)	(222,970)

Operating Loss		(80,340)	(101,055)	(119,509)	(222,970)

Other Income (Expenses)
Interest income		-	-	-	512
Foreign exchange gain (loss)		17,283	(4,344)	16,058	(7,105)
Loss, Net of Income Tax		(63,057)	(105,399)	(103,451)	(229,563)

Foreign currency translation differences of foreign operations		11,507	(4,645)	11,038	(2,841)
Net Loss and Other Comprehensive Loss		(51,550)	(110,044)	(92,413)	(232,404)

Basic net income per share		(0.003)	(0.009)	(0.005)	(0.02)
Weighted average number of common shares outstanding		19,780,079	12,135,374	19,780,079	11,589,537

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

HARMONY ENERGY TECHNOLOGIES CORPORATION

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

As of June 30, 2022 and 2021

		(in US Dollars)
	Note	Number of Common Share	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance - January 1, 2021		10,842,079	1,084	760,916	(1,344,101)	(31,806)	(613,907)
Shares issued for private placement	5	200,000	20	19,980	-	-	20,000
Shares to be issued for private placement	5	-	-	100,000	-	-	100,000
Shares issued for debt settlement	9	1,826,120	183	182,429	-	-	182,612
Shares issued to Officers and Consultants as compensation	5	50,000	5	4,995	-	-	5,000
Net loss		-	-	-	(229,563)	-	(229,563)
Foreign currency translation differences of foreign operations		-	-	-	-	(2,841)	(2,841)
Balance – June 30, 2021		12,918,199	1,292	1,068,320	(1,573,664)	(34,647)	(538,699)

Balance - January 1, 2022		19,780,079	1,978	1,653,822	(2,183,207)	(36,809)	(564,216)
Net loss		-	-	-	(103,451)	-	(103,451)
Foreign currency translation differences of foreign operations		-	-	-	-	11,038	11,038
Balance – June 30, 2022		19,780,079	1,978	1,653,822	(2,286,658)	(25,771)	(656,629)

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

HARMONY ENERGY TECHNOLOGIES CORPORATION

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three-month and six-month periods ended June 30, 2022 and 2021

		(in US Dollars)
		Three-month period ended		Six-month period ended
	Note	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
OPERATING ACTIVITIES
Net loss		(63,057)	(105,399)	(103,451)	(229,563)
Non-cash items:
Interest income		-	-	-	(497)
Stock based compensation	5	-	3,000	-	5,000
Depreciation	6	143	3,939	292	8,124
Interest expense		11,889	22,023	(51,801)	53,165
Rent expense		-	11,963	-	23,892
Loss on foreign exchange gain and loss		16,058	(5,603)	16,058	(2,842)
Exchange differences on translation from functional to presentation currency		19,416	(1,804)	11,038	-
Change in non-cash working capital items
Prepaid expenses and other assets		6,895	(4,474)	11,569	(32,621)
Accounts payable and accrued liabilities		(31,401)	42,002	10,680	72,431
Deferred revenue		-	5,099	-	5,090
Cash Flow from Operating Activities		(40,057)	(29,254)	(105,615)	(97,821)

INVESTING ACTIVITIES
Repayment received from other party	6	-	-	-	44,025
Cash Flow from Investing Activities		-	-	-	44,025

FINANCING ACTIVITIES
Proceeds from private placement	5	-	100,000	-	120,000
Lease payment		-	(12,846)	-	(25,646)
Cash Flow from Financing Activities		-	87,154	-	94,354

Net change in cash during the period		(40,057)	57,900	(105,615)	40,558

Cash, beginning of period		53,799	46,648	119,357	63,990
Cash, end of period		13,742	104,548	13,742	104,548

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

HARMONY ENERGY TECHNOLOGIES CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in United States Dollars)

For the three-month and six-month periods ended June 30, 2022 and 2021

NOTE 1. NATURE OF OPERATION

Harmony Energy Technologies Corporation (“Harmony” or “Company”) designs, develops, and markets power solutions integrated with lithium-ion battery technologies. The Company is headquartered in New York, New York. The Company’s common stock is not listed or quoted on any market at this moment.

On June 19, 2018, Harmony was registered under the General Corporation Law of the State of Delaware, USA, as a subsidiary of Golden Share Resources Corporation (“Golden Share”).

On January 14, 2019, the Company completed the spin off from Golden Share with its energy storage business.

On September 1, 2020, the Company completed the acquisition of Shenzhen Smarten Technology Co., Ltd. (“Smarten”).

NOTE 2. GOING CONCERN ASSUMPTION

These financial statements have been prepared on the basis of the going concern assumption which contemplates that the Company will be able to realize its assets and discharge its liabilities in the normal course of operations.

The Company has not yet determined when its business can generate income or cash flows. As of June 30, 2022, the Company has an accumulated deficit of $2,286,658 (deficit of $2,183,207 on December 31, 2021) and working capital deficit of $658,369 (deficit of $566,347 on December 31, 2021) which will not be sufficient to support the Company’s needs for cash during this and the coming year. In addition, the COVID-19 pandemic has had a significant negative impact on the Company’s interim condensed consolidated financial statements as of June 30, 2022, and management expects the pandemic to continue to have a negative impact in the foreseeable future, the extent of which is uncertain and largely subject to whether the severity of the pandemic worsens, or duration lengthens. In the event that the COVID-19 pandemic and the economic disruptions it has caused continue for an extended period of time the Company cannot assure that it will remain in compliance with the financial covenants in its credit facilities. The Company will require additional funding to be able to develop the business and to meet ongoing requirements for general operations. These factors indicate that material uncertainties exist which may cast significant doubt regarding the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funds to further develop the business and continued support of suppliers and creditors. Even if the Company has been successful in the past in doing so, there is no assurance that it will manage to obtain additional financing in the future.

The carrying amounts of assets, liabilities and expenses presented in the financial statements and the classification used in the statement of financial position have not been adjusted as would be required if the going concern assumption was not appropriate. Those adjustments could be material.

NOTE 3. SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

These interim condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”)

The financial statements have been approved and authorized for issue by the Board of Directors on August 15, 2022.

Basis of consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Smarten. Smarten is a company registered in China. All significant intercompany accounts and transactions have been eliminated in consolidation.

Business combinations

We account for the acquisition of Smarten as a business combination under the acquisition method of accounting, which means that the acquired assets and the liabilities assumed are recorded at their acquisition date at their respective fair values. Any excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill. Acquisition-related costs are expensed as incurred in the consolidated financial statements. Significant judgments are used in determining the estimated fair values assigned to the assets acquired and liabilities assumed and in determining estimates of useful lives of long-lived assets acquired. Estimates of the fair value of assets acquired, and liabilities assumed are based upon assumptions believed to be reasonable, and when appropriate, include assistance from independent third-party appraisal firms. While we use our best estimates and assumptions to value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Overpayments are best addressed through subsequent impairment testing of goodwill. However, when there is evidence to suggest that the business combination transaction is not an exchange of equal values, such overpayments should be expensed at acquisition date.

Functional and presentation currency

The financial statements are presented in United States dollars, which is also the functional currency of the Company. The functional currency of Smarten is Chinese Renminbi Yuan (“CNY”).

Foreign currency transactions and balances

In respect of transactions denominated in currencies other than the Company and its subsidiaries’ functional currencies, the monetary assets and liabilities are remeasured at the period end rates. Revenue and expenses are re-measured at rates of exchange prevailing on the transaction dates. All the exchange gains or losses resulting from these transactions are recognized in the consolidated statements of operations.

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

Right-of-use assets & lease liabilities

The Company recognizes a right-of-use asset and a lease liability at the lease commencement date according to ASC 842 Leases. Right-of-use assets are measured in cost, less any accumulated depreciation and impairment losses, and adjusted for any remeasurement of lease liabilities. The cost of right-of-use assets includes the initial amount of lease liabilities recognized, initial direct costs incurred, and lease payments made at or before the commencement date less any lease incentives received.

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

Impairment of long-lived assets

The Company accounts for the impairment of long-lived assets in accordance with FASB, Accounting Standards Codification (“ASC”) 360-10, “Accounting for the Impairment of Long-Lived Assets”. This standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets’ carrying amounts may not be recoverable. For assets that are to be held and used, impairment is assessed when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying values. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of the carrying value and estimated net realizable value. During the six months period ended June 30, 2022 and 2021, there was no impairment of long-lived assets.

Fair value measurement

Financial assets and financial liabilities are initially recognized at fair value when the Company becomes a party to the contractual provision of the financial instrument. Subsequently, all financial instruments are measured at amortized cost using the effective interest method.

The financial instruments of the Company consist of cash, accounts receivable, loan receivable, accounts payable and accrued liabilities, loan payable, and lease liability. The fair value of financial instruments approximate their carrying value due to their short-term nature.

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

Loss per share

The Company computes loss per share in accordance with ASC Topic 260, “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of loss attributable to the Company’s shareholders per share to be disclosed: basic and diluted. A diluted loss per share is the same as a basic loss per share for the years in which the Company had a net loss because the inclusion of outstanding common stock equivalents would be anti-dilutive.

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

The management assessed that the acquisition of Smarten is a business acquisition. The Company obtained control of Smarten on January 1, 2020, and deemed Smarten as the wholly owned subsidiary of the Company since then.

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

Estimates

Information about estimates and assumptions that have the most significant effect on recognition and measurement of assets, liabilities, income and expenses is provided below:

Expected Credit Loss on the accounts receivable and the loan receivable

Accounts receivable and loan receivable were assessed for the expected credit loss at each reporting date. Expected credit loss represents management’s best estimate and assumptions based on actual credit loss experience and informed credit assessment, and takes into consideration forward-looking information.

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

Business acquisition of Smarten

In a business combination, the Corporation may acquire assets and assume certain liabilities of an acquired entity. Estimates are made as to the fair value of property and equipment, intangible assets, and goodwill, among other items. In certain circumstances, such as the valuation of property and equipment, intangible assets and goodwill acquired, the Corporation may rely on independent third-party valuators. The determination of these fair values involves a variety of assumptions, including revenue growth rates, expected operating income, discount rates, and earnings multiples.

Income taxes

The estimation of income taxes includes evaluating the recoverability of deferred tax assets based on an assessment of the Company’s ability to utilize the underlying future tax deductions against future taxable income prior to expiry of those deductions. Management assesses whether it is probable that some or all of the deferred income tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. If changes were made to the management’s assessment regarding the Company’s ability to use future tax deductions, the Company would adjust future income tax provisions or recoveries.

NOTE 5. SHARE CAPITAL

Share capital

The share capital of the Company consists only of fully paid common shares. The Company has been authorized to issue up to two hundred million (200,000,000) of common shares with a par value of $0.0001 per share.

Transactions on share capital

	Number of Shares	Unit Price	Fair Value
Outstanding as of January 1, 2021	10,842,079		762,000
Shares issued for private placement (i)(ii)(iii)	3,581,880	0.10	358,188
Shares issued for debt settlement (iv)	2,306,120	0.10	230,612
Shares issued to Officers and Consultants as compensation (v)	3,050,000	0.10	305,000
Outstanding as of December 31, 2021	19,780,079		1,655,800

Outstanding as of June 30, 2022	19,780,079		1,655,800

(i)	On February 8, 2021, the Company completed a private placement with total proceeds of $20,000 and issued 200,000 units at a price of $0.10 per unit. Each Unit consists of one common share and one common share purchase warrant (“Warrant”). Each Warrant entitles the holder thereof to acquire one common share at a price of $0.25 for a period of 36 months from the issuance date.

(ii)	On July 8, 2021, the Company completed a private placement with total proceeds of $100,000 and issued 1,000,000 units at a price of $0.10 per unit. Each Unit consists of one common share and one common share purchase warrant (“Warrant”). Each Warrant entitles the holder thereof to acquire one common share at a price of $0.25 for a period of 36 months from the issuance date.

(iii)	On September 28, 2021, the Company completed a private placement for total proceeds of $238,188 and issued 2,381,880 units at a price of $0.10 per unit. Each Unit consists of one common share and one common share purchase warrant (“Warrant”). Each Warrant entitles the holder thereof to acquire one common share at a price of $0.25 for a period of 24 months from the issuance date.

(iv)	During the year ended December 31, 2021, the Company settled accounts payable with key management personnel for an aggregate amount of $76,000 by issuing 760,000 common shares at a price of $0.10 per share. And the Company settled loan payable of $154,612 (CNY 1,000,000) by issuing 1,546,120 common shares at a price of $0.10 per share, which the loan was owed by Smarten.

(v)	During the year ended December 31, 2021, the Company issued 1,050,000 common shares to compensate certain directors, officers and consultants at a price of $0.10 per share. At the same time, the Company issued 2,000,000 common shares at a price of $0.10 to 2 key team members as a retainer bonus.

Warrants

The following table shows the change in warrants and outstanding warrants.

	Number of Warrants	Exercise Price	Fair Value	Weighted Average Remaining Life (Years)	Expiry Date
Outstanding as of December 31, 2019	100,000	1.00	35,457	-	January 13, 2022

Issued for private placement	1,000,000	0.25	29,415	1.75	December 28, 2023
Outstanding as of December 31, 2020	1,100,000		64,872

Issued for private placement	200,000	0.25	6,052		February 5, 2024
Issued for private placement	1,000,000	0.25	30,810		July 7, 2024
Issued for private placement	2,381,880	0.25	66,529		September 26, 2023
Outstanding as of December 31, 2021	4,681,880		168,263

Warrants expired	(100,000)	1.00	(35,457)	-
Outstanding as of June 30, 2022	4,581,880	0.25	132,806	1.48

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
(ii)	Expected volatility: 83.80% - 122.79%, which is based on the Company’s historical stock prices
(iii)	Expected life: 3 year
(iv)	Expected dividends: $Nil

NOTE 6. EQUIPMENT

COST	Computer and Office Equipment	Total
Balance - December 31, 2021	2,280	2,280
Foreign currency translation differences	(117)	(117)
Balance – June 30, 2022	2,163	2,163

Accumulated Depreciation	Computer and Office Equipment	Total
Balance - December 31, 2021	149	149
Amortization	292	292
Foreign currency translation differences	(18)	(18)
Balance – June 30, 2022	423	423

Net Book Value	Computer and Office Equipment	Total
Balance - December 31, 2021	2,131	2,131
Balance – June 30, 2022	1,740	1,740

NOTE 7. LOAN PAYABLES

As of June 30, 2022, the Company has the following loan agreements outstanding. The Company has entered into these loan agreements since January 1, 2020. No loan agreements have been executed since closing the Acquisition.

Lender	Principal as of June 30, 2022	Unpaid Interest as of June 30, 2022	Total	Maturity Date	Notes
Lender 1	$67,170 (CNY450,000)	-	$67,170	July 9, 2023
Lender 2	$124,168 (CNY831,858)	$12,247 (CNY82,046)	$136,415	December 31, 2022
Nan Du	$298,532 (CNY2,000,000)	-	$298,532	December 31, 2025
Keystone Associates Inc.	$55,900 (CNY374,500)	$19,721 (CNY132,120)	$75,621	December 31, 2022	Transferred from Nick Zeng. The
Total	$545,770 (CNY3,656,358)	$31,968 (CNY214,166)	$577,738

a.	In January 2020, Smarten entered into an agreement of six-month unsecured loans with Lender 1 for $45,951 (CNY300,000) with annual interest as 18% (1.5% per month). This agreement was renewed in July 2020, January 2021, and July 2021, for 6 months each time. On December 30, 2021, Smarten increased the loan amount of $23,603 (CNY150,000) with the same terms as before, and renewed the agreement for another 6 months at the same time. The agreement was renewed in July 2022 for 12 months. The Company paid an interest expense of $6,249 (CNY40,500) for this loan during the six months period ended June 30, 2022 (2021 - $3,878).

b.	In January 2020, Smarten entered into an agreement of six-month unsecured loans for $45,951 (CNY300,000) and renewed the loan in July 2020, the loan bears interest at 20% annually.

c.	In May 2020, Smarten entered into an agreement of six-month unsecured loans for $30,634 (CNY200,000) and the loan bears interest at 20% annually.

d.	In August 2020, Smarten entered into an six-month unsecured loan agreement for $15,317 (CNY100,000) and the loan bears interest at 20% annually.

During the year ended December 31, 2020, the Company has accrued interest of $12,674 for the above 3 loan agreements (b, c, and d). On December 31, 2020, the Company entered into a new loan agreement to replace the 3 loan agreements, and total principal amount is $105,302 (CNY 687,486, includes the unpaid interest) and the loan bears interest at 20% annually. The loan agreement was renewed on June 30, 2021 and December 31, 2021. During the six months period ended June 30, 2022, the Company accrued interest expense of $12,731 (2021- $9,794).

e.	In July 2020, Smarten entered into a loan agreement with the President & CEO of Harmony for a loan of $55,830 (CNY364,500) and renewed on December 31, 2020 and June 30, 2021. The loan bears 18% interest annually. On December 31, 2021, the principal of loan was increased to $58,929 (CNY374,500) and extended to December 31, 2022, at the same time, the loan was assigned to Keystone Associates Inc., which is 100% owner by the President & CEO of Harmony. The Company accrued interest expenses of $5,201 (2021- $5,137) for this loan during the six months period ended June 30, 2022.

f.

In September 2020, the Company entered into an agreement with one former director, Ms. Nan Du, who was the original shareholder of Smarten, to settle the unpaid cash consideration of $287,280 (CNY2,000,000, note 6) as loan payable. The loan bears an annual interest rate of 18%. The Company accrued interest expenses of $55,830 (2020 - $18,380) for the cash consideration during the year ended December 31, 2021.

In February 2022, Ms. Du waived all the interest and agreed to receive payment when Harmony cash position is sufficient upon Harmony’s decision.

NOTE 8. OFFICE AND GENERAL BY NATURE

	Three-month period ended		Six-month period ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Management fees	18,000	18,000	36,000	36,000
Professional service fees	23,296	17,775	72,669	46,661
Salaries and benefits expenses	7,010	8,836	19,547	17,642
Office rent and related expenses	4,043	11,392	8,341	22,681
Transfer agent fee	6,706	3,195	9,392	5,728
Regulatory fee	4,080	3,395	4,530	3,620
Others	-	36	-	462
Total	63,135	62,629	150,479	132,794

NOTE 9. RELATED PARTIES

The Company considers its related parties to consist of key members or former members of its management personnel (including all officers and directors), their close family members, and companies controlled or significantly influenced by such individuals; and reporting shareholders and their affiliates which may exert significant influence over the Company’s activities.

During the six months period ended June 30, 2022, the Company has the following related party transactions:

-	A company owned by the President and CEO provides consulting and administrative services to the Company. The Company recorded $36,000 management fee for the CEO’s service (2021- $36,000).

-	The Company recorded $24,000 (2021 - $24,000) professional fee to CFO for the services provided.

-	The Company made a cash payment of $12,036 (CNY 78,000) to a former director, who is acting as the General Manager of Smarten for his service at Smarten since August 2021.

During the six-month period ended June 30, 2021, the Company settled accounts payable with CEO and CFO for an aggregate amount of $28,000 by issuing 280,000 common shares.

In July 2020, Smarten entered into a loan agreement with the President & CEO of Harmony for a loan of $55,830 (CNY364,500) and renewed on December 31, 2020 and June 30, 2021. The loan bears 18% interest annually. On December 31, 2021, the principal of loan was increased to $58,929 (CNY374,500) and extended to December 31, 2022, at the same time, the loan was assigned to Keystone Associates Inc., a Company 100% owner by the President & CEO of Harmony. The Company accrued interest expenses of $5,201 (2021- $5,137) for this loan during the six months period ended June 30, 2022.

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

Credit risk

Credit risk is the risk that another party to a financial instrument will cause a financial loss for the Company by failing to discharge an obligation. The Company’s maximum exposure to credit risk is limited to the carrying amount of financial assets at the reporting date, as summarized below:

As of	June 30, 2022	December 31, 2021
Cash	13,742	119,357
VAT recoverable	52,238	54,947
Prepaid expenses and other assets	26,269	34,494
Total	92,249	208,798

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

Over the past period, the Company has financed its business development commitments, its working capital requirements and acquisitions through private placement. As of June 30, 2022, the Company did not have sufficient cash to pay its accounts payable and accrued liabilities which have contractual maturities within twelve months.

Foreign currency risk

Foreign currency risk is the risk that the fair value of, or future cash flows from, the Company’s financial instruments will fluctuate because of changes in foreign exchange rates. The Company functional currency is the United States dollars and major purchases are transacted in United States dollars. The Company’s foreign currency risk arises primarily with respect to its loan denominated in CNY.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. For example, statements in this Form 10-Q regarding the potential future impact of the COVID-19 pandemic on the Company’s business and results of operations are forward-looking statements. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”) under the heading “Risk Factors.” and those discussed in Part I, Item 1A of the Company’s Form 10_12G/A Registration Amendment 3, which was filed on August 8, 2022, under the heading “Risk Factors.” The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

During the first half year of 2022, aspects of the Company’s business continued to be affected by the COVID-19 pandemic. At times, certain of the Company’s component suppliers and logistical service providers have experienced disruptions, resulting in business and product development delays.

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

Quarterly Highlights

During the first quarter, the Company arranged 6 pieces of its Power Station for certain clients for testing. During the second quarter, the Company arranged a shipment of 24 pieces of its Power Station to the US.

RESULTS OF OPERATIONS

During the six months period ended June 30, 2022, the Company’s selected financial information as the following. All the data is presented in United States dollars.

Financial Position Analysis

The information presented as of June 30, 2022, December 31, 2021 and 2020 represents the information of Harmony Energy Technologies Corporation.

	June 30, 2022	December 31, 2021	December 31, 2020
Assets	106,865	224,341	265,881
Liabilities	763,494	788,557	879,788
Equity	(656,629)	(564,216)	(613,907)

Assets

The total assets on June 30, 2022 were $106,865 compared to $224,341 on December 31, 2021, a decrease of $117,476. During the six months period ended June 30, 2022, the cash on hand and prepaid expense decreased $105,615 and $8,225, respectively.

Liabilities

Total liabilities on June 30, 2022 were $763,494 while $788,557 on December 31, 2021, the decrease of $25,063 were mainly because the Company increased accounts payable and accrued liability of $75,189, which was offset by the decrease of 100,252 of loan payable and loan from related parties. In February 2022, one lender waived all the accrued interest of $84,968 (CNY540,000) and lowered the loan payable.

Equity

Total equity on June 30, 2022 was deficit of $656,269 compared to deficit of $564,216 on December 31, 2021, a decrease of $92,413, which was mainly by the net loss of $103,451during the six months period ended June 30, 2022, which was offset by the gain of $11,038 from foreign currency translation.

Operating Results Analysis

Readers are invited to take into consideration the operation results of Harmony for the three months and six months periods ended June 30, 2022 and 2021.

	Three-month periods ended		Six-month periods ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Operating Expenses
Marketing Expense	(162)	(10)	(162)	(5,408)
Research and development	(4,971)	(8,836)	(20,275)	(17,641)
Professional and management fees	(41,296)	(35,775)	(108,669)	(82,661)
Office and general	(21,839)	(26,854)	(41,810)	(50,133)
Stock based compensation	-	(3,000)	-	(5,000)
Depreciation	(143)	(4,171)	(292)	(8,326)
Financial expenses	(11,929)	(22,409)	51,699	(53,801)
Total Operating Expenses	(80,340)	(101,055)	(119,509)	(222,970)

Operating Income (Loss)	(80,340)	(101,055)	(119,509)	(222,970)

Other Income (Expenses)
Interest income	-	-	-	512
Foreign exchange loss	17,283	(4,344)	16,058	(7,105)
Loss, Net of Income Tax	(63,057)	(105,399)	(103,451)	(229,563)

Foreign currency translation differences of foreign operations	11,507	(4,645)	11,038	(2,841)
Net Loss and Other Comprehensive Loss	(51,550)	(110,044)	(92,413)	(232,404)

Basic net income per share	(0.003)	(0.009)	(0.005)	(0.02)
Weighted average number of common shares outstanding	19,780,079	12,135,374	19,780,079	11,589,537

The above net loss for three months and six months periods ended June 30, 2022 and 2021 is composed as the following:

Sales revenue and gross margin

The company has not been able to generate any meaningful sales revenue during the six months period June 30, 2022 and 2021, which the Company spent $5,408 for the sample testing.

Research and development

For the six-month periods ended June 30, 2022 and 2021, the Company incurred R&D expenditures of $20,275 and $17,641, respectively, including the salaries of researchers and materials.

Administrative expenses, professional and management fee

Comparing the two comparable periods of six months periods ended June 30, 2022 and 2021, the Company increased administrative expenses of $17,685, which major caused by increased professional fee which offset by decrease of the office rental. The detailed administrative expenses are presented in the following table.

	Three-month period ended		Six-month period ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Management fees	18,000	18,000	36,000	36,000
Professional service fees	23,296	17,775	72,669	46,661
Salaries and benefits expenses	7,010	8,836	19,547	17,642
Office rent and related expenses	4,043	11,392	8,341	22,681
Transfer agent fee	6,706	3,195	9,392	5,728
Regulatory fee	4,080	3,395	4,530	3,620
Others	-	36	-	462
Total	63,135	62,629	150,479	132,794

Financial expenses

During the six months period ended June 30, 2022, the Company accrued $33,269 for the 4 unsecured loan agreements with accumulate principal of $534,398, which the interest expense was offset by the interest waived of $84,968 by one lender; The Company accrued $53,454 interest expense for the 5 unsecured loans with accumulate principal of $581,273 during the six months period ended June 30, 2021.

Non-operation item

During the six months ended June 30, 2021, the Company accrued interest income of $512, majority the income is from the short-term unsecured loans agreement with Golden Share and received a full payment in February 2021. There was no non-operation item during the six months period ended June 30, 2022.

Other comprehensive income (loss)

The other comprehensive income (loss) records the unrealized foreign exchange gain (loss) resulted from translating Smarten’s financial data into US dollars. During the six months period ended June 30, 2022, the Company recorded $11,038 foreign exchange gain due to the favorable shift in foreign exchange rate.

Cash Flow Analysis

	Three-month period ended		Six-month period ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating activities	(40,057)	(29,254)	(105,615)	(97,821)
Investing activities	-	-	-	44,025
Financing activities	-	87,154	-	94,354

Operating Activities

During the six months period ended June 30, 2022, the operating activities used cash flows of $105,615, compared to $97,821 for the comparable periods in 2021. The cash was spent on the general operation activities and R&D.

Investing Activities

During the six months period ended June 30, 2021, the Company received full loan payment as $44,025, which the Company did not have any investing activity during the six months period ended June 30, 2022.

Financing Activities

During the six months period ended June 30, 2021, the Company received $120,000 cash from private placement at $0.10 per unit, which was offset by the lease payment of $25,646, while the Company did not have any financing activity during the six months period ended June 30, 2022.

Quarterly Results Trend (In Thousands of $)

The following table presents the operating results for each of the last eight quarters. Management considers that the information for each of those quarters was determined in the same way as for our audited financial statements for the year ended December 31, 2021.

	2022		2021				2020
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
	$	$	$	$	$	$	$	$
Revenue	-	-	-	-	-	-	-	-
Net loss and other comprehensive loss	(51)	(41)	(278)	(332)	(110)	(122)	(279)	(164)
Basic and diluted net loss per common share	-	-	(0.01)	(0.02)	(0.01)	(0.01)	(0.05)	(0.03)

Liquidity, Capital Resources and Sources of Financing

The Company has operating losses currently. To date, the Company has been financed primarily through private placements and unsecured loans.

As of June 30, 2022, the Company had a cash position of $13,742 and the Company has a deficit working capital of $658,369. The Company believes it will not have sufficient liquidity to fund its operations and capital needs for the next 12 months and consequently intends to raise capital to generate cash in sufficient amounts to meet its planned business objectives, while the Company does not have any commitments.

Information on Outstanding Securities

The following table sets out the number of common shares and warrants outstanding as of the date hereof:

Common shares issued and outstanding	19,780,079
Potential issuance of common shares
Warrants	4,581,880
Stock options	-
Fully diluted shares	24,361,959

Related Party Transactions

The Company has not entered any other related party transaction except the disclosure in Note 9 of the interim condensed consolidated financial statements for the three months and six months periods ended June 30, 2022.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Estimates, Judgments and Assumptions

The Company prepares its financial statements in accordance with US GAAP, which require management to make estimates and assumptions that affect the amounts of its assets and liabilities, the information provided regarding future assets and liabilities as well as the amounts of revenues and expenses for the relevant periods. Readers are invited to refer to the Note 4 of the financial statements for the year ended December 31, 2021 for details.

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

Going Concern Assumption

The Company’s financial statements were prepared according to US GAAP and under the going concern assumption. They do not reflect adjustments that should be made to the book value of assets and liabilities, the reported amounts of income and expenses and the classification of balance sheet postings if the going concern assumption was unfounded. These adjustments could be important.

Risks related to financial instruments

Capital market conditions and other unforeseeable events may impact on the Company’s ability to finance and develop its projects.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first six months of 2022. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2021 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first six months of 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

August 15, 2022	Harmony Energy Technologies Corporation

	By:	/s/ Nick Zeng
Nick Zeng
Chief Executive Officer

