Form 10-Q
period 2022-09-30
Harmony Energy Technologies Corp
filed 2022-11-15
CIK 1901297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐        No ☒

21,155,079 shares of common stock were issued and outstanding as of November 14, 2022.

HARMONY ENERGY TECHNOLOGIES CORPORATION

Form 10-Q

For the Fiscal Quarter Ended September 30, 2022

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

1

HARMONY ENERGY TECHNOLOGIES CORPORATION

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2022 and December 31, 2021

	Note	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash		32,090	119,357
VAT recoverable		48,869	54,947
Prepaid expenses and other assets		17,472	34,494
Inventory		-	13,412
Total Current Assets		98,431	222,210

Non-Current Assets:
Equipment	6	1,505	2,131
Total Assets		99,936	224,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities		166,029	134,187
Loan payable	7	479,571	189,717
Loan from related parties	7,9	73,564	464,653
Total Liabilities		719,164	788,557

Stockholders’ Equity:
Share capital	5	2,115	1,978
Additional paid in capital	5	1,791,185	1,653,822
Accumulated deficit		(2,401,701)	(2,183,207)
Accumulated other comprehensive loss		(10,827)	(36,809)
Total Stockholders’ Equity		(619,228)	(564,216)

Total Liabilities and Stockholders’ Equity		99,936	224,341

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Approved on behalf of the Board

“Christian Guilbaud”, Director	“Kenneth Charles Grainger”, Director

HARMONY ENERGY TECHNOLOGIES CORPORATION

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three-month and nine-month periods ended September 30, 2022 and 2021

		(in US Dollars)
		Three-month periods ended		Nine-month periods ended
	Note	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenue		-	6,652.00	-	6,652
Cost of goods sold		-	-	-	(5,408)
Gross Profit		-	6,652	-	1,244

Operating Expenses
Marketing Expense		(7,352)	-	(7,514)	-
Research and development		(18,481)	(10,844)	(38,756)	(28,485)
Professional and management fees	8	(43,652)	(35,001)	(152,321)	(117,662)
Office and general	8	(16,762)	(46,603)	(58,572)	(96,736)
Stock based compensation	5	(36,000)	(234,000)	(36,000)	(239,000)
Depreciation	6	(138)	(1,421)	(430)	(9,747)
Financial expenses		(11,692)	(34,927)	40,007	(88,728)
Total Operating Expenses		(134,077)	(362,796)	(253,586)	(580,358)

Operating Loss		(134,077)	(356,144)	(253,586)	(579,114)

Other Income (Expenses)
Interest income		-	-	-	512
Foreign exchange loss		19,034	23,864	35,092	16,759
Loss, Net of Income Tax		(115,043)	(332,280)	(218,494)	(561,843)

Foreign currency translation differences of foreign operations		14,944	731	25,982	(2,110)
Net Loss and Other Comprehensive Loss		(100,099)	(331,549)	(192,512)	(563,953)

Basic net income per share		(0.005)	(0.024)	(0.010)	(0.05)
Weighted average number of common shares outstanding		20,228,449	13,556,538	19,931,178	12,529,919

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

HARMONY ENERGY TECHNOLOGIES CORPORATION

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

As of September 30, 2022 and December 31, 2021

		(in US Dollars)
	Note	Number of Common Share	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance - January 1, 2021		10,842,079	1,084	760,916	(1,344,101)	(31,806)	(613,907)
Shares issued for private placement	5	3,581,880	358	357,830	-	-	358,188
Shares issued for debt settlement	9	2,126,120	213	212,399	-	-	212,612
Shares issued to Officers and Consultants as compensation	5	239,000	239	238,761	-	-	239,000
Net loss		-	-	-	(561,843)	-	(561,843)
Foreign currency translation differences of foreign operations		-	-	-	-	(2,110)	(2,110)
Balance - September 30, 2021		16,789,079	1,894	1,569,906	(1,905,944)	(33,916)	(368,060)

Balance - January 1, 2022		19,780,079	1,978	1,653,822	(2,183,207)	(36,809)	(564,216)
Shares issued for private placement		475,000	47	47,453	-	-	47,500
Shares issued for debt settlement		540,000	54	53,946	-	-	54,000
Shares issued to Officers and Consultants as compensation		360,000	36	35,964	-	-	36,000
Net loss		-	-	-	(218,494)	-	(218,494)
Foreign currency translation differences of foreign operations		-	-	-	-	25,982	25,982
Balance - September 30, 2022		21,155,079	2,115	1,791,185	(2,401,701)	(10,827)	(619,228)

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

HARMONY ENERGY TECHNOLOGIES CORPORATION

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three-month and nine-month periods ended September 30, 2022 and 2021

		(in US Dollars)
		Three-month periods ended		Nine-month periods ended
	Note	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
OPERATING ACTIVITIES
Net loss		(115,043)	(332,280)	(218,494)	(561,843)
Non-cash items:
Interest income		-	-	-	(497)
Stock based compensation	5	36,000	234,000	36,000	239,000
Gain on disposal		-	(16,759)	-	(16,759)
Depreciation	6	335	1,623	627	9,747
Interest expense		11,527	26,570	(40,274)	79,735
Rent expense		-	13,869	-	37,761
Loss on foreign exchange gain and loss		19,034	732	35,092	(2,110)
Exchange differences on translation from functional to presentation currency		14,944	-	25,982	-
Change in non-cash working capital items
Prepaid expenses and other assets		24,942	(4,658)	36,511	(37,279)
Accounts payable and accrued liabilities		(20,891)	(12,002)	(10,211)	60,429
Deferred revenue		-	(7,533)	-	(2,443)
Cash Flow from Operating Activities		(29,152)	(96,438)	(134,767)	(194,259)

INVESTING ACTIVITIES
Purchase of new equipment		-	(1,631)	-	(1,631)
Repayment received from other party		-	-	-	44,025
Cash Flow from Investing Activities		-	(1,631)	-	42,394

FINANCING ACTIVITIES
Proceeds from private placement	5	47,500	238,188	47,500	358,188
Lease payment		-	(12,840)	-	(38,486)
Cash Flow from Financing Activities		47,500	225,348	47,500	319,702

Effect of foreign exchange rate fluctuation on cash		-	(284)	-	(284)
Net change in cash during the period		18,348	126,995	(87,267)	167,553

Cash, beginning of period		13,742	104,548	119,357	63,990
Cash, end of period		32,090	231,543	32,090	231,543

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

HARMONY ENERGY TECHNOLOGIES CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in United States Dollars)

For the three-month and nine-month periods ended September 30, 2022 and 2021

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

The Company has not yet determined when its business can generate income or cash flows. As of September 30, 2022, the Company has an accumulated deficit of $2,401,701(deficit of $2,183,207 on December 31, 2021) and working capital deficit of $620,733 (deficit of $566,347 on December 31, 2021) which will not be sufficient to support the Company’s needs for cash during this and the coming year. In addition, the COVID-19 pandemic has had a significant negative impact on the Company’s interim condensed consolidated financial statements as of September 30, 2022, and management expects the pandemic to continue to have a negative impact in the foreseeable future, the extent of which is uncertain and largely subject to whether the severity of the pandemic worsens, or duration lengthens. In the event that the COVID-19 pandemic and the economic disruptions it has caused continue for an extended period of time the Company cannot assure that it will remain in compliance with the financial covenants in its credit facilities. The Company will require additional funding to be able to develop the business and to meet ongoing requirements for general operations. These factors indicate that material uncertainties exist which may cast significant doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 3. SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

These interim condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”)

The financial statements have been approved and authorized for issue by the Board of Directors on November 14, 2022.

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

Impairment of long-lived assets

The Company accounts for the impairment of long-lived assets in accordance with FASB, Accounting Standards Codification (“ASC”) 360-10, “Accounting for the Impairment of Long-Lived Assets”. This standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets’ carrying amounts may not be recoverable. For assets that are to be held and used, impairment is assessed when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying values. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of the carrying value and estimated net realizable value. During the nine months period ended September 30, 2022 and 2021, there was no impairment of long-lived assets.

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

Transactions on share capital

	Number of Shares	Unit Price	Fair Value
Outstanding as of January 1, 2021	10,842,079		762,000
Shares issued for private placement (i)(ii)(iii)	3,581,880	0.10	358,188
Shares issued for debt settlement (iv)	2,306,120	0.10	230,612
Shares issued to Officers and Consultants as compensation (v)	3,050,000	0.10	305,000
Outstanding as of December 31, 2021	19,780,079		1,655,800
Shares issued for private placement (vi)	475,000	0.10	47,500
Shares issued for debt settlement (vii)	540,000	0.10	54,000
Shares issued to Officers and Consultants as compensation (viii)	360,000	0.10	36,000
Outstanding as of September 30, 2022	21,155,079		1,793,300

(i)	On February 8, 2021, the Company completed a private placement with total proceeds of $20,000 and issued 200,000 units at a price of $0.10 per unit. Each Unit consists of one common share and one common share purchase warrant (“Warrant”). Each Warrant entitles the holder thereof to acquire one common share at a price of $0.25 for a period of 36 months from the issuance date.

(ii)	On July 8, 2021, the Company completed a private placement with total proceeds of $100,000 and issued 1,000,000 units at a price of $0.10 per unit. Each Unit consists of one common share and one common share purchase warrant (“Warrant”). Each Warrant entitles the holder thereof to acquire one common share at a price of $0.25 for a period of 36 months from the issuance date.

(iii)	On September 28, 2021, the Company completed a private placement for total proceeds of $238,188 and issued 2,381,880 units at a price of $0.10 per unit. Each Unit consists of one common share and one common share purchase warrant (“Warrant”). Each Warrant entitles the holder thereof to acquire one common share at a price of $0.25 for a period of 24 months from the issuance date.

(iv)	During the year ended December 31, 2021, the Company settled accounts payable with key management personnel for an aggregate amount of $76,000 by issuing 760,000 common shares at a price of $0.10 per share. And the Company settled loan payable of $154,612 (CNY 1,000,000) by issuing 1,546,120 common shares at a price of $0.10 per share, which the loan was owed by Smarten.

(v)	During the year ended December 31, 2021, the Company issued 1,050,000 common shares to compensate certain directors, officers and consultants at a price of $0.10 per share. At the same time, the Company issued 2,000,000 common shares at a price of $0.10 to 2 key team members as a retainer bonus.

(v)	On September 16, 2022, the Company completed a private placement for total proceeds of $47,500 and issued 475,000 units at a price of $0.10 per unit. Each Unit consists of one common share and one common share purchase warrant (“Warrant”). Each Warrant entitles the holder thereof to acquire one common share at a price of $0.25 for a period of 24 months from the issuance date.

(vi)	On September 16, 2022, the Company settled accounts payable with key management personnel for an aggregate amount of $54,000 by issuing 540,000 common shares at a price of $0.10 per share

(v)	On September 16, 2022, , the Company issued 360,000 common shares to compensate one officer at a price of $0.10 per share.

Warrants

The following table shows the change in warrants and outstanding warrants.

	Number of Warrants	Exercise Price	Fair Value	Weighted Average Remaining Life (Years)	Expiry Date
Outstanding as of December 31, 2019	100,000	1.00	35,457	-	January 13, 2022

Issued for private placement	1,000,000	0.25	29,415	1.24	December 28, 2023
Outstanding as of December 31, 2020	1,100,000		64,872

Issued for private placement	200,000	0.25	6,052	1.35	February 5, 2024
Issued for private placement	1,000,000	0.25	30,810	1.77	July 7, 2024
Issued for private placement	2,381,880	0.25	66,529	0.99	September 26, 2023
Outstanding as of December 31, 2021	4,681,880		168,263

Issued for private placement	475,000	0.25	10,538	1.96	September 15, 2024
Warrants expired	(100,000)	1.00	(35,457)	-
Outstanding as of September 30, 2022	5,056,880	0.25	143,344	1.12

The value of the warrants was calculated using the Black-Scholes model and the assumptions at grant date and period end date were as follows:

(i)	Risk-free interest rate: 0.17% - 3.85%, which is based on the Bank of Canada benchmark bonds yield 3 years rate in effect at the time of grant for bonds with maturity dates at the estimated term of the warrants

(ii)	Expected volatility: 83.80% - 122.79%, which is based on the Company’s historical stock prices

(iii)	Expected life: 2~3 year

(iv)	Expected dividends: $Nil

NOTE 6. EQUIPMENT

COST	Computer and Office Equipment	Total
Balance - December 31, 2021	2,280	2,280
Foreign currency translation differences	(244)	(244)
Balance - September 30, 2022	2,036	2,036

Accumulated Depreciation	Computer and Office Equipment	Total
Balance - December 31, 2021	149	149
Amortization	430	430
Foreign currency translation differences	(48)	(48)
Balance - September 30, 2022	532	532

Net Book Value	Computer and Office Equipment	Total
Balance - December 31, 2021	2,131	2,131
Balance - September 30, 2022	1,505	1,505

NOTE 7. LOAN PAYABLES

As of September 30, 2022, the Company has the following loan agreements outstanding. The Company has entered into these loan agreements since January 1, 2020. No loan agreements have been executed since closing the Acquisition.

Lender	Principal as of September 30, 2022	unpaid Interest as of September 30, 2022	Maturity Date	Notes
Lender 1	$63,239 (CNY450,000)	949 (CNY6,750)	July 9, 2023
Lender 2	$116,901 (CNY831,858)	$12,247 (CNY 82,046)	December 31, 2022
Nan Du	$281,060 (CNY2,000,000)	-	December 31, 2025
Keystone Associates Inc.	$52,628 (CNY374,500)	$20,935 (CNY148,973)	December 31, 2022	Transferred from Nick Zeng.
Total	$513,828 (CNY3,656,358)	$39,307 (CNY279,704)

a.	In January 2020, Smarten entered into an agreement of six-month unsecured loans with Lender 1 for $45,951 (CNY300,000) with annual interest as 18% (1.5% per month). This agreement was renewed in July 2020, January 2021, and July 2021, for 6 months each time. On December 30, 2021, Smarten increased the loan amount of $23,603 (CNY150,000) with the same terms as before, and renewed the agreement for another 6 months at the same time. The agreement was renewed in July 2022 for 12 months. The Company paid an interest expense of $8,179 (CNY54,000) for this loan during the nine months period ended September 30, 2022 (2021 - $5,575).

b.	In January 2020, Smarten entered into an agreement of six-month unsecured loans for $45,951 (CNY300,000) and renewed the loan in July 2020, the loan bears interest at 20% annually.

c.	In May 2020, Smarten entered into an agreement of six-month unsecured loans for $30,634 (CNY200,000) and the loan bears interest at 20% annually.

d.	In August 2020, Smarten entered into an six-month unsecured loan agreement for $15,317 (CNY100,000) and the loan bears interest at 20% annually.

During the year ended December 31, 2020, the Company has accrued interest of $12,674 for the above 3 loan agreements (b, c, and d). On December 31, 2020, the Company entered into a new loan agreement to replace the 3 loan agreements, and total principal amount is $105,302 (CNY 687,486, includes the unpaid interest) and the loan bears interest at 20% annually. The loan agreement was renewed on June 30, 2021 and December 31, 2021. During the nine months period ended September 30, 2022, the Company accrued interest expense of $18,780 (2021- $16,422).

e.	In July 2020, Smarten entered into a loan agreement with the former President & CEO of Harmony for a loan of $55,830 (CNY364,500) and renewed on December 31, 2020 and June 30, 2021. The loan bears 18% interest annually. On December 31, 2021, the principal of loan was increased to $58,929 (CNY374,500) and extended to December 31, 2022, at the same time, the loan was assigned to Keystone Associates Inc., which is 100% owner by the former President & CEO of Harmony. The Company accrued interest expenses of $7,658 (2021- $8,536) for this loan during the nine months period ended September 30, 2022.

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

In February 2022, Ms. Du waived all the interest and agreed to receive payment when Harmony cash position is sufficient upon Harmony’s decision.

NOTE 8. OFFICE AND GENERAL BY NATURE

	Three-month periods ended		Nine-month periods ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Management fees	18,000	18,000	54,000	54,000
Professional service fees	25,652	17,001	98,321	63,662
Salaries and benefits expenses	6,182	17,676	25,729	35,318
Office rent and related expenses	4,642	21,160	12,983	43,841
Transfer agent fee	2,797	6,758	12,189	12,486
Regulatory fee	1,326	1,456	5,856	5,076
Travel, accommodation and meals	1,815	-	1,815	-
Others	-	(447)	-	15
	60,414	81,604	210,893	214,398

NOTE 9. RELATED PARTIES

The Company considers its related parties to consist of key members or former members of its management personnel (including all officers and directors), their close family members, and companies controlled or significantly influenced by such individuals; and reporting shareholders and their affiliates which may exert significant influence over the Company’s activities.

During the nine months period ended September 30, 2022, the Company has the following related party transactions:

-	A company owned by the former President and CEO provides consulting and administrative services to the Company. The Company recorded $54,000 management fee for the CEO’s service (2021- $54,000).

-	The Company recorded $36,000 (2021 - $36,000) professional fee to CFO for the services provided.

-	The Company made a cash payment of $17,722 (2021, $4,017) to a former director, who is acting as the General Manager of Smarten for his service at Smarten since August 2021. In September 2021, the Company issued 1,000,000 share common stock, in lieu of cash consideration at a price of $0.10 per share, for retainer bonus of $100,000. The Company also issued 290,000 shares of common stock at $0.10 per share for stock compensation of $12,000.

During the nine-month period ended September 30, 2022, the Company settled accounts payable with CEO and CFO for an aggregate amount of $54,000 by issuing 540,000 common shares (2021, $28,000).

In July 2020, Smarten entered into a loan agreement with the former President & CEO of Harmony for a loan of $55,830 (CNY364,500) and renewed on December 31, 2020 and June 30, 2021. The loan bears 18% interest annually. On December 31, 2021, the principal of loan was increased to $58,929 (CNY374,500) and extended to December 31, 2022, at the same time, the loan was assigned to Keystone Associates Inc., a Company 100% owner by the former President & CEO of Harmony. The Company accrued interest expenses of $7,658 (2021- $8,536) for this loan during the nine months period ended September 30, 2022.

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

Credit risk

Credit risk is the risk that another party to a financial instrument will cause a financial loss for the Company by failing to discharge an obligation. The Company’s maximum exposure to credit risk is limited to the carrying amount of financial assets at the reporting date, as summarized below:

As of	September 30, 2022	December 31, 2021
Cash	32,090	119,357
VAT recoverable	48,869	54,947
Prepaid expenses and other assets	17,472	34,494
Total	98,431	208,798

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

Over the past period, the Company has financed its business development commitments, its working capital requirements and acquisitions through private placement. As of September 30, 2022, the Company did not have sufficient cash to pay its accounts payable and accrued liabilities which have contractual maturities within twelve months.

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

During the nine months ended September 30, 2022, aspects of the Company’s business continued to be affected by the COVID-19 pandemic. At times, certain of the Company’s component suppliers and logistical service providers have experienced disruptions, resulting in business and product development delays.

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

RESULTS OF OPERATIONS

During the nine months period ended September 30, 2022, the Company’s selected financial information as the following. All the data is presented in United States dollars.

Financial Position Analysis

The information presented as of September 30, 2022, December 31, 2021 and 2020 represents the information of Harmony Energy Technologies Corporation.

	September 30, 2022	December 31, 2021	December 31, 2020
Assets	99,936	224,341	265,881
Liabilities	719,164	788,557	879,788
Equity	(619,228)	(564,216)	(613,907)

Assets

The total assets on September 30, 2022 were $99,936 compared to $224,341 on December 31, 2021, a decrease of $124,405. During the nine months period ended September 30, 2022, the cash on hand, prepaid expense, and inventory decreased $82,267, $17,022, and $13,412 respectively.

Liabilities

Total liabilities on September 30, 2022 were $719,164 while $788,557 on December 31, 2021, the decrease of $69,393 were mainly because the Company increased accounts payable and accrued liability of $31,842, which was offset by the decrease of 101,235 of loan payable and loan from related parties. In February 2022, one lender waived all the accrued interest of $84,968 (CNY540,000) and lowered the loan payable.

Equity

Total equity on September 30, 2022 was deficit of $619,228 compared to deficit of $564,216 on December 31, 2021, a decrease of $55,012, which was mainly by the net loss of $218,494 during the nine months period ended September 30, 2022, which was offset by private placement of $47,500, debt settlement of $54,000, stock compensation of $36,000 and the gain of $25,982 from foreign currency translation.

Operating Results Analysis

Readers are invited to take into consideration the operation results of Harmony for the three months and nine months periods ended September 30, 2022 and 2021.

	Three-month periods ended		Nine-month periods ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenue	-	6,652	-	6,652
Cost of goods sold	-	-	-	(5,408)
Gross Profit	-	6,652	-	1,244

Operating Expenses
Marketing Expense	(7,352)	-	(7,514)	-
Research and development	(18,481)	(10,844)	(38,756)	(28,485)
Professional and management fees	(43,652)	(35,001)	(152,321)	(117,662)
Office and general	(16,762)	(46,603)	(58,572)	(96,736)
Stock based compensation	(36,000)	(234,000)	(36,000)	(239,000)
Depreciation	(138)	(1,421)	(430)	(9,747)
Financial expenses	(11,692)	(34,927)	40,007	(88,728)
Total Operating Expenses	(134,077)	(362,796)	(253,586)	(580,358)

Operating Loss	(134,077)	(356,144)	(253,586)	(579,114)

Other Income (Expenses)
Interest income	-	-	-	512
Foreign exchange loss	19,034	23,864	35,092	16,759
Loss, Net of Income Tax	(115,043)	(332,280)	(218,494)	(561,843)

Foreign currency translation differences of foreign operations	14,944	731	25,982	(2,110)
Net Loss and Other Comprehensive Loss	(100,099)	(331,549)	(192,512)	(563,953)

Basic net income per share	(0.005)	(0.024)	(0.010)	(0.05)
Weighted average number of common shares outstanding	20,228,449	13,556,538	19,931,178	12,529,919

The above net loss for three months and nine months periods ended September 30, 2022 and 2021 is composed as the following:

Sales revenue and gross margin

The company has not been able to generate any meaningful sales revenue during the nine months period ended September 30, 2022 (2021- $6,652), which the Company spent $5,408 for the sample testing.

Research and development

For the nine-month periods ended September 30, 2022 and 2021, the Company incurred R&D expenditures of $38,756 and $28,485, respectively, including the salaries of researchers and materials.

Administrative expenses, professional and management fee

Comparing the two comparable periods of nine months periods ended September 30, 2022 and 2021, the Company increased professional service fee of $34,659, which major caused by increased professional fee which offset by decrease of the office rental. The detailed administrative expenses are presented in the following table.

	Three-month periods ended		Nine-month periods ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Management fees	18,000	18,000	54,000	54,000
Professional service fees	25,652	17,001	98,321	63,662
Salaries and benefits expenses	6,182	17,676	25,729	35,318
Office rent and related expenses	4,642	21,160	12,983	43,841
Transfer agent fee	2,797	6,758	12,189	12,486
Regulatory fee	1,326	1,456	5,856	5,076
Travel, accommodation and meals	1,815	-	1,815	-
Others	-	(447)	-	15
	60,414	81,604	210,893	214,398

Financial expenses

During the nine months period ended September 30, 2022, the Company accrued $45,131 for the 4 unsecured loan agreements with accumulate principal of $534,398, which the interest expense was offset by the interest waived of $84,968 by one lender; The Company accrued $79,735 interest expense for the 5 unsecured loans with accumulate principal of $567,542 during the nine months period ended September 30, 2021.

Non-operation item

During the nine months period ended September 30, 2021, the Company accrued interest income of $512, majority the income is from the short-term unsecured loans agreement with Golden Share and received a full payment in February 2021. There was no non-operation item during the nine months period ended September 30, 2022.

Other comprehensive income (loss)

The other comprehensive income (loss) records the unrealized foreign exchange gain (loss) resulted from translating Smarten’s financial data into US dollars. During the nine months period ended September 30, 2022, the Company recorded $25,982 foreign exchange gain due to the favorable shift in foreign exchange rate.

Cash Flow Analysis

	Three-month periods ended		Nine-month periods ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating Activities	(29,152)	(96,438)	(134,767)	(194,259)
Investing Activities	-	(1,631)	-	42,394
Financing Activities	47,500	225,348	47,500	319,702

Operating Activities

During the nine months period ended September 30, 2022, the operating activities used cash flows of $134,767, compared to $194,259 for the comparable periods in 2021. The cash was spent on the general operation activities and R&D.

Investing Activities

During the nine months period ended September 30, 2021, the Company received full loan payment as $42,394, which the Company did not have any investing activity during the nine months period ended September 30, 2022.

Financing Activities

During the nine months period ended September 30, 2022, the Company received $47,500 cash from private placement at $0.10 per unit. the company received $120,000 cash from private placement at $0.10 per unit, which was offset by the lease payment of $25,646, while the Company did not have any financing activity during the nine months period ended September 30, 2022.

Quarterly Results Trend (In Thousands of $)

The following table presents the operating results for each of the last eight quarters. Management considers that the information for each of those quarters was determined in the same way as for our audited financial statements for the year ended December 31, 2021.

	2022			2021				2020
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
	$	$	$	$	$	$	$	$
Revenue	-	-	-	-	-	-	-	-
Net loss and other comprehensive loss	(100)	(51)	(41)	(278)	(332)	(110)	(122)	(279)
Basic and diluted net loss per common share	(0.01)	-	-	(0.01)	(0.02)	(0.01)	(0.01)	(0.05)

Liquidity, Capital Resources and Sources of Financing

The Company has operating losses currently. To date, the Company has been financed primarily through private placements and unsecured loans.

As of September 30, 2022, the Company had a cash position of $32,090 and the Company has a deficit working capital of $620,733. The Company believes it will not have sufficient liquidity to fund its operations and capital needs for the next 12 months and consequently intends to raise capital to generate cash in sufficient amounts to meet its planned business objectives, while the Company does not have any commitments.

Information on Outstanding Securities

The following table sets out the number of common shares and warrants outstanding as of the date hereof:

Common shares issued and outstanding	21,155,079
Potential issuance of common shares
Warrants	5,056,880
Stock options	-
Fully diluted shares	26,211,959

Related Party Transactions

The Company has not entered any other related party transaction except the disclosure in Note 9 of the interim condensed consolidated financial statements for the three months and nine months periods ended September 30, 2022.

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

We are dependent on the continued services of our Chief Executive Officer and Chairman and if we fail to keep them or fail to attract and retain qualified senior executive and key technical personnel, our business will not be able to expand.

In September 2022, our largest shareholder, former CEO and Chairman, Nick Zeng, passed away, which has substantial influence over us and our policies and will be able to influence corporate matters.

Our personnel may voluntarily terminate their relationship with us at any time, and competition for qualified personnel is intense. The process of locating additional personnel with the combination of skills and attributes required to carry out our strategy could be lengthy, costly and disruptive.

All filings we make with the Securities and Exchange Commission (“SEC”), Additional information on the Company can be found on EDGAR of the Securities and Exchange Commission (www.sec.gov/edgar.shtml).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the nine months period ended September 30, 2022. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2021 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of November 10, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first nine months of 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

November 14, 2022	Harmony Energy Technologies Corporation

	By:	/s/ Kenneth Charles Grainger
Kenneth Charles Grainger
Chief Executive Officer

