Form 10-K
period 2022-12-31
Harmony Energy Technologies Corp
filed 2023-03-31
CIK 1901297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to___________________

Commission File No. 000-56380

HARMONY ENERGY TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	83-2756695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

165 Broadway, FL 23 New York, NY	10006
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (647) 567-5599

Securities registered under Section 12(b) of the Exchange Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The registrant was not a publicly listed company as of December 31, 2022, the last business day of its most recently completed fiscal year, and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 31, 2023, the number of shares of the registrant’s common stock outstanding was 21,155,079.

Documents incorporated by reference:

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2023, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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

ITEM 1. BUSINESS

Overview

Harmony Energy Technologies Corporation is a startup engaged in designing, developing and marketing the energy storage products (battery systems) in the US market. The Company’s fiscal year is December 31. On June 19, 2018, Harmony was incorporated in the State of Delaware, USA. Shenzhen Smarten Technology Co., Ltd., (“Smarten”) and H-Z Merger Sub, Inc. are the wholly owned subsidiaries of the Company. Smarten manages supply chain and performs quality assurance. Our products are manufactured by outsourcing partners that are located in China. H-Z Merger Sub, Inc.is a California Corporation, consistent with California General Corporation Law, which engages in any lawful act or activity for which a corporation may be organized under the General Corporation Law of California other than the banking business, the trust company business or the practice of a profession permitted to be incorporated by the California Corporations Code.

On December 27, 2021, the Company filed Registration Statement on Form 10-12G. On February 10, 2022, June 8, 2022 and August 8, 2022, the Company filed Amendment No. 1, No. 2 and No. 3 to Registration Statement on Form 10-12G/A. The Securities and Exchange Commission of United States has completed the review of Form 10-12G on August 22, 2022.

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

Markets and Distribution

The Company’s customers are primarily the consumers. The Company targets to sell its products directly to consumers through its online stores and its direct sales force. We strive to deliver a pleasant experience to our clients.

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

The People

As a new startup, we believe in the people. The Company strives to build a talented, motivated, and dedicated team. As of December 31, 2022, the Company had 3 full-time equivalent employees.

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

Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations can materially adversely affect demand for the Company’s products and services. In addition, consumer confidence and spending can be adversely affected in response to financial market volatility, negative financial news, high inflation and interest rate, declines in income or asset values, changes to fuel and other energy costs, labor and healthcare costs and other economic factors.

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

The Company’s primary market is the US market. The Company’s products are outsourced to its manufacturing partners located in China. Fluctuations in exchange rates could adversely affect our business, operating and financial results and stock price.

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

Should we become a publicly listed company, sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and could materially impair our ability to raise capital through equity offerings in the future. As of this Form 10-K, we have 21,155,079 shares of common stock issued and outstanding. We cannot predict what effect, if any, market sales of securities held by our significant shareholders or any other shareholder or the availability of these securities for future sale will have on the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

There is no unresolved staff comments.

ITEM 2. PROPERTIES

We lease facilities under operating leases with through 2022. The Company is headquartered in New York, New York.

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

Holders of Our Common Stock

As of March 28, 2023, there were 124 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to precisely estimate the total number of stockholders represented by these record holders, but based on input from proxy service providers we believe our common stock is held by more than 500 separate accounts.

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

Recent Sales of Unregistered Securities

From June 19, 2018 through March 28, 2023, the Company issued 21,155,079 our common stock. The transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under Section 4(a)(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder) because they did not involve any public offering.

For more information, please refer to our Amendment 3 to Registration Statement on Form 10-12G/A filed on August 8, 2022.

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

On January 14, 2019, the Company completed the acquisition of the energy business unit from Golden Share.

Since January 1, 2020, the Company obtained the control over Shenzhen Smarten Technology Co., Ltd. (“Smarten”).

On March 22, 2023, the wholly owned subsidiary, H-Z Merger Sub, Inc. was incorporated in the State of California, USA.

board of directors and management

Harmony’s Board of Directors is comprised of two members: Mr. Christian Guilbaud, Mr. Kenneth Charles Grainger, and Mr. Guilbaud as the Chairman.

The management team includes Mr. Kenneth Charles Grainger as President and Chief Executive Officer, Mr. Demin (Fleming) Huang as Chief Financial Officer, and Mr. Rui Zhu as the General Manager of Smarten.

Fiscal Year Highlights

The Company has received the confirmation that Securities and Exchange Commission of United States has completed the review of the form 10-12G on August 22, 2022.

The Company finished its products samples, Power Station and Magnetic Wireless Charging Power Bank. We have received all necessary independent certifications, such as RoHS, FCC, etc. and the product is met the UN38.3 standard and can be transported by sea and land or aircraft with certain limits.

RESULTS OF OPERATIONS

During the year ended December 31, 2022, the Company’s selected financial information as the following. All the data is presented in United States dollars.

Financial Position Analysis

The information presented as of December 31, 2022 and 2021 represents the information of Harmony Energy Technologies Corporation.

	December 31, 2022	December 31, 2021	December 31, 2020
Assets	29,337	224,341	265,881
Liabilities	755,883	788,557	879,788
Equity	(726,546)	(564,216)	(613,907)

Assets

The total assets on December 31, 2022 were $29,337 compared to $224,341 on December 31, 2021, a decrease of $195,004. During the year ended December 31, 2022, the Company decreased cash on hand of $91,433, VAT recoverable of $54,947, prepaid and other assets of $34,494 and inventory of $13,412.

Liabilities

Total liabilities on December 31, 2022 were $756,883 while $788,557 on December 31, 2021, the decrease of $32,674 were mainly because the Company increased accounts payable and accrued liability of $40,563, which was offset by the decrease of 73,237 of loan payable and loan from related parties. In February 2022, one lender waived all the accrued interest of $78,158 (CNY540,000) and lowered the loan payable.

Equity

Total equity on December 31, 2022 was deficit of $726,546 compared to deficit of $564,216 on December 31, 2021, a decrease of $162,330. The Company raised $47,500 through private placement at $0.10 per unit and issued 540,000 shares and 360,000 shares for share for debt settlement and stock compensation at $0.10 per share (please refer to note 5 of the financial statements for more details), which was offset by the increased net loss of $331,617.

Operating Results Analysis

Readers are invited to take into consideration of the operation results of Harmony for the year ended December 31, 2022 and 2021.

	Three-month periods ended		Twelve-month periods ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021

Revenue	-	-	-	6,672
Cost of goods sold	-	-	-	(5,424)
Gross Profit	-	-	-	1,248

Operating Expenses
Marketing Expense	(31)	-	(7,545)	-
Research and development	(8,067)	(81,962)	(46,823)	(110,448)
Administrative expenses	(25,856)	(161,408)	(273,179)	(624,552)
Financial expenses	(87,128)	(20,156)	(47,121)	(108,884)
Total Operating Expenses	(121,082)	(263,526)	(374,668)	(843,884)

Operating Income (Loss)	(121,082)	(263,526)	(374,668)	(842,636)

Other Income (Expenses)
Interest income	-	-	-	512
Gain on disposal	-	73.00	-	16,832
Gain on lease termination	-	(249.00)	-	(249)
Other Income	16,731	-	16,731	-
Foreign exchange loss	(8,772)	(13,565)	26,320	(13,565)
Loss, Net of Income Tax	(113,123)	(277,267)	(331,617)	(839,106)

Foreign currency translation differences of foreign operations	5,805	(2,893)	31,787	(5,003)
Net Loss and Other Comprehensive Loss	(107,318)	(280,160)	(299,830)	(844,109)

Basic net income per share	(0.005)	(0.015)	(0.015)	(0.060)
Weighted average number of common shares outstanding	21,155,079	18,949,209	20,239,668	14,147,932

The above net loss for year ended December 31, 2022 and 2021 is composed as the following:

Sales revenue and gross margin

The company has not generated any meaningful sales revenue during the year ended December 31, 2022. The Company received $6,672 revenue from the sample products during the year ended December 31, 2021.

Research and development

For the three-month and twelve-months periods ended December 31, 2022, the Company incurred R&D expenditures $8,067 and $46,823, respectively, including the salaries of researchers and materials, while the Company spent $81,962 and $110,448 during the comparable period during the year ended December 31, 2021.

Administrative expenses

Comparing the two comparable periods of the year ended December 31, 2022 and 2021, the Company decreased administrative expenses of $351,373, which major caused from decreased stock based compensation of $269,000, depreciation of $40,808, Salary and benefits expense of $28,844 and management fee of $18,000, while the Company increase the legal fee of $10,356. The detailed administrative expenses were presented in the following table.

	Three-month periods ended		Twelve-month periods ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Management fees	-	18,000	54,000	72,000
Professional service fees	16,376	40,679	114,697	104,341
Salaries and benefits expenses	2,568	21,823	28,297	57,141
Office rent and related expenses	3,373	(24,923)	16,425	18,932
Transfer agent fee	2,417	2,451	14,606	14,937
Regulatory fee	990	5,755	6,846	10,831
Travel, accommodation and meals	-	-	1,746	-
Stock based compensation	-	66,000	36,000	305,000
Depreciation	132	31,623	562	41,370
	25,856	161,408	273,179	624,552

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

During the year ended December 31, 2022, the Company issued 360,000 share common stock, in lieu of cash consideration at a price of $0.10 per share, for stock compensation to General Manager of Smarten.

Financial expenses

During the year ended December 31, 2022, the Company accrued $46,696 for the 4 unsecured loan agreements with accumulate principal of $529,210. During the year ended December 31, 2021, the Company accrued $108,884 for the 5 unsecured loan agreements with accumulate principal of $538,859.

Other comprehensive income (loss)

The other comprehensive income (loss) records the unrealized foreign exchange gain (loss) resulted from translating Smarten’s financial data into US dollars. During the year ended December 31, 2022, the Company recorded $31,787 foreign exchange gain while the Company recorded $5,003 foreign exchange loss during the year ended December 31, 2021.

Cash Flow Analysis

	December 31, 2022 (3 months)	December 31, 2021 (3 months)	December 31, 2022 (12 months)	December 31, 2021 (12 months)
Operating activities	(4,166)	(100,470)	(138,933)	(294,729)
Investing activities	-	(649)	-	41,745
Financing activities	-	233	47,500	319,935

Operating Activities

During the three months and twelve months period ended December 31, 2022, the operating activities used cash flows of $4,166 and 138,933, respectively, compared to $100,470 and 294,729for the comparable periods in 2021. The cash was spent for the general operation activities and R&D.

Investing Activities

During the year ended December 31, 2021, the Company received full loan payment as $44,026 and purchased new equipment of $2,281, while the Company did not have any investing activity during the year ended December 31, 2022.

Financing Activities

During the year ended December 31, 2021, the Company received $358,188 cash from private placement at $0.10 per unit, and received new loan of $23,603, which was offset by the loan payment of $26,750 and lease payment of $35,106, while the Company received $47,500 from private placement during the year ended December 31, 2022.

Quarterly Results Trend (In Thousands of $)

The following table presented the operating results for each of the last eight quarters. Management considers that the information for each of those quarters was determined in the same way as for our audited financial statements for the year ended December 31, 2022.

	2022				2021
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	$	$	$	$	$	$	$	$
Revenue	-	-	-	-	-	7	-	-
Net loss and other comprehensive loss	(107)	(100)	(51)	(41)	(278)	(332)	(110)	(122)
Basic and diluted net loss per common share	(0.01)	(0.01)	-	-	(0.01)	(0.02)	(0.01)	(0.01)

Liquidity, Capital Resources and Sources of Financing

The Company has operating losses currently. To date, the Company has been financed primarily through private placements and unsecured loans.

As of December 31, 2022, the Company had a cash position of $27,924 and the Company has a deficit working capital of $727,959. The Company believes it will not have sufficient liquidity to fund its operations and capital needs for the next 12 months and consequently intends to raise capital to generate cash in sufficient amounts to meet its planned business objectives, while the Company does not have any commitments.

Information on Outstanding Securities

The following table sets out the number of common shares and warrants outstanding as of the date hereof:

Common shares issued and outstanding	21,055,079
Potential issuance of common shares
Warrants	5,056,880
Stock options	-
Fully diluted shares	26,211,959

Related Party Transactions

The Company has not entered into any other related party transaction except the disclosure in Note 9 of the audited consolidated financial statements for the year ended December 31, 2022.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Estimates, Judgments and Assumptions

The Company prepares its financial statements in accordance with US GAAP, which require management to make estimates and assumptions that affect the amounts of its assets and liabilities, the information provided with regard to future assets and liabilities as well as the amounts of revenues and expenses for the relevant periods. Readers are invited to refer to the Note 4 of the financial statements for the year ended December 31, 2022 for details.

Future Changes in Accounting Policies

At the date of authorization of these financial statements, certain new standards, amendments and interpretations to existing standards have been published by the Financial Accounting Standards Board (FASB) but are not yet effective and have not been adopted early by the Company.

Management anticipates that all the relevant pronouncements will be adopted in the Company’s accounting policies for the first period beginning after the effective date of the pronouncement. Readers are invited to refer to the financial statements for the year ended December 31, 2022 for a full description of these new standards.

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

To the Shareholders and Directors of Harmony Energy Technologies Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Harmony Energy Technologies Corporation. (the “Company”) as of December 31, 2022, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders’ equity (deficit), and for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022, 2021 and 2020, and its financial performance and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Kreston GTA LLP | 8953 Woodbine Avenue, Markham, Ontario, Canada, L3R 0J9, T. 905.474.5593 | www.krestongta.com

A member of Kreston International | A global network of independent accounting firms

Valuation of units issued for private placement

Critical Audit Matter Description

We identified the valuation of units issued for private placement as a key audit matter due to significant auditor and management judgement and estimation involved in determining the fair value of common shares purchase warrants, which are based on the Black-Scholes option pricing model, including management’s process for developing the estimates and the assumptions used.

How the Critical Audit Matter Was Addressed in the Audit

Our primary procedures to address this critical audit matter include i) testing the design effectiveness of certain internal controls related to the Company’s process to develop the estimates and the assumptions; ii) evaluating the appropriateness of the methodology used; and iii) evaluating the reasonableness of the assumptions used by management. We also assessed the competence, capabilities and objectivity of the Company’s personnel involved in preparing the valuation of common share purchase warrants.

We have served as the Company’s auditor since 2018.

/s/ Kreston GTA LLP

Chartered Professional Accountants

Licensed Public Accountants

Markham, Canada

March 31, 2023

Kreston GTA LLP | 8953 Woodbine Avenue, Markham, Ontario, Canada, L3R 0J9, T. 905.474.5593 | www.krestongta.com

A member of Kreston International | A global network of independent accounting firms

HARMONY ENERGY TECHNOLOGIES CORPORATION

AUDITED CONSOLIDATED BALANCE SHEETS

As of December 31, 2022, 2021 and 2020

	Note	December 31, 2022	December 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash		27,924	119,357	63,990
VAT recoverable			54,947	44,260
Prepaid expenses and other assets		-	34,494	55,317
Inventory		-	13,412	-
Right-of-use assets		-	-	38,660
Loan to related party		-	-	43,528
Total Current Assets		27,924	222,210	245,755

Non-Current Assets:
Equipment	6	1,413	2,131	20,126
Total Assets		29,337	224,341	265,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities		174,750	134,187	88,771
Deferred revenue		-	-	2,443
Lease liabilities		-	-	39,385
Loan payable	7	502,928	189,717	362,805
Loan from related parties	7,9	78,205	464,653	386,384
Total Liabilities		755,883	788,557	879,788

Stockholders’ Equity:
Share capital	5	2,115	1,978	1,084
Additional paid in capital	5	1,791,185	1,653,822	760,916
Accumulated deficit		(2,514,824)	(2,183,207)	(1,344,101)
Accumulated other comprehensive loss		(5,021)	(36,809)	(31,806)
Total Stockholders’ Equity		(726,546)	(564,216)	(613,907)

Total Liabilities and Stockholders’ Equity		29,337	224,341	265,881

The accompanying notes are an integral part of the audited consolidated financial statements.

Approved on behalf of the Board

“Christian Guilbaud”, Director	“Kenneth Charles Grainger”, Director

HARMONY ENERGY TECHNOLOGIES CORPORATION

AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the years ended December 31, 2022, 2021 and 2020

		Year ended
	Note	December 31, 2022	December 31, 2021	December 31, 2020

Revenue		-	6,672	48,020
Cost of goods sold		-	(5,424)	(36,766)
Gross Profit		-	1,248	11,254

Operating Expenses
Marketing Expense		(7,545)	-	-
Research and development		(46,823)	(110,448)	(118,498)
Administrative expenses		(273,179)	(624,552)	(451,184)
Financial expenses	7	(47,121)	(108,884)	(49,482)
Acquisition costs		-	-	(580,965)
Total Operating Expenses		(374,668)	(843,884)	(1,200,129)

Operating Income (Loss)		(374,668)	(842,636)	(1,188,875)

Other Income (Expenses)
Interest income		-	512	19,666
Gain on disposal		-	16,832	(1,727)
Gain on lease termination		-	(249)	-
Other Income		16,731	-	-
Foreign exchange loss		26,320	(13,565)	(14,116)
Loss, Net of Income Tax		(331,617)	(839,106)	(1,185,052)

Foreign currency translation differences of foreign operations		31,787	(5,003)	(31,806)
Net Loss and Other Comprehensive Loss		(299,830)	(844,109)	(1,216,858)

Basic net income per share		(0.015)	(0.060)	(0.210)
Weighted average number of common shares outstanding		20,239,668	14,147,932	5,803,718

The accompanying notes are an integral part of the audited consolidated financial statements.

HARMONY ENERGY TECHNOLOGIES CORPORATION

AUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

As of December 31, 2022, 2021 and 2020

	Note	Number of Common Share	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance - January 1, 2021		10,842,079	1,084	760,916	(1,344,101)	(31,806)	(613,907)
Shares issued for private placement	5	3,581,880	358	254,439	-	-	254,797
Warrants issued for private placement	5	-	-	103,391	-	-	103,391
Shares issued for debt settlement	9	2,306,120	231	230,381	-	-	230,612
Shares issued to Officers and Consultants as compensation	5	3,050,000	305	304,695	-	-	305,000
Net loss		-	-	-	(839,106)	-	(839,106)
Foreign currency translation differences of foreign operations		-	-	-	-	(5,003)	(5,003)
Balance - December 31, 2021		19,780,079	1,978	1,653,822	(2,183,207)	(36,809)	(564,216)

Balance - January 1, 2022		19,780,079	1,978	1,653,822	(2,183,207)	(36,809)	(564,216)
Shares issued for private placement		475,000	47	47,453	-	-	47,500
Shares issued for debt settlement		540,000	54	53,946	-	-	54,000
Shares issued to Officers and Consultants as compensation		360,000	36	35,964	-	-	36,000
Net loss		-	-	-	(331,617)	-	(331,617)
Foreign currency translation differences of foreign operations		-	-	-	-	31,787	31,787
Balance - December 31, 2022		21,155,079	2,115	1,791,185	(2,514,824)	(5,022)	(726,546)

The accompanying notes are an integral part of the audited consolidated financial statements.

HARMONY ENERGY TECHNOLOGIES CORPORATION

AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2022, 2021 and 2020

		Years ended
	Note	December 31, 2022	December 31, 2021	December 31, 2020
OPERATING ACTIVITIES
Net loss		(331,617)	(839,106)	(1,185,052)
Non-cash items:
Interest income & adjustment	7	(75,982)	(503)	(19,666)
Stock based compensation	5	36,000	305,000	180,000
Lease termination		-	249	-
Gain on disposal		-	(16,832)	1,727
Depreciation	6	719	41,370	16,209
Interest expense	7	46,703	108,020	31,119
Rent expense		-	-	45,366
Acquisition Cost		-	-	580,965
Loss on foreign exchange gain and loss		26,320	(5,003)	-
Exchange differences on translation from functional to presentation currency		31,788	-	-
Change in non-cash working capital items
Prepaid expenses and other assets		102,851	(6,897)	30,337
Accounts payable and accrued liabilities		24,285	121,416	123,897
Deferred revenue		-	(2,443)	(4,009)
Cash Flow from Operating Activities		(138,933)	(294,729)	(199,107)

INVESTING ACTIVITIES
Purchase of new equipment		-	(2,281)	(1,051)
Repayment received from other party		-	44,026	173,244
Proceeds from acquisition of Smarten, net of cash		-	-	1,503
Cash Flow from Investing Activities		-	41,745	173,696

FINANCING ACTIVITIES
Proceeds from private placement	5	47,500	358,188	100,000
Proceeds received from third party loans		-	23,603	143,980
Repayment to third party loan		-	(26,750)	-
Proceeds from related party loan		-	-	4,871
Repayment to related party loan		-	-	(100,577)
Lease payment		-	(35,106)	(42,767)
Cash Flow from Financing Activities		47,500	319,935	105,507

Effect of foreign exchange rate fluctuation on cash		-	(11,584)	(22,325)
Net change in cash during the period		(91,433)	55,367	57,771

Cash, beginning of period		119,357	63,990	6,219
Cash, end of period		27,924	119,357	63,990

The accompanying notes are an integral part of the audited consolidated financial statements.

HARMONY ENERGY TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in United States Dollars)

For the years ended December 31, 2022, 2021 and 2020

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

The Company has not yet determined when its energy business can generate income or cash flows. As of December 31, 2022, the Company has an accumulated deficit of $2,514,824 (deficit of $2,183,207 on December 31, 2021) and working capital deficit of $727,959 (deficit of $566,347 on December 31, 2021) which will not be sufficient to support the Company’s needs for cash during this and the coming year. In addition, the COVID-19 pandemic has had a significant negative impact on the Company’s audited consolidated financial statements as of December 31, 2022, and management expects the pandemic to continue to have a negative impact in the foreseeable future, the extent of which is uncertain and largely subject to whether the severity of the pandemic worsens, or duration lengthens. In the event that the COVID-19 pandemic and the economic disruptions it has caused continue for an extended period of time the Company cannot assure that it will remain in compliance with the financial covenants in its credit facilities. The Company will require additional funding to be able to develop the business and to meet ongoing requirements for general operations. These factors indicate that material uncertainties exist which may cast significant doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 3. SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

These audited consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”)

The financial statements have been approved and authorized for issue by the Board of Directors on March 31, 2023.

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

Revenue recognition

The Company adopted Accounting Standards Codification (“ASC”) 606 “Revenue from contract with customers” (“ASC 606”) on June 19, 2018 (the incorporation date) using the modified retrospective method for all contracts not completed as of the date of adoption.

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

Impairment of long-lived assets

The Company accounts for the impairment of long-lived assets in accordance with FASB, Accounting Standards Codification (“ASC”) 360-10, “Accounting for the Impairment of Long-Lived Assets”. This standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets’ carrying amounts may not be recoverable. For assets that are to be held and used, impairment is assessed when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying values. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of the carrying value and estimated net realizable value. During the years ended December 31, 2022 and 2021, there was no impairment of long-lived assets.

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

Transactions on share capital

	Number of Shares	Unit Price	Fair Value
Outstanding as of January 1, 2021	10,842,079		762,000
Shares issued for private placement (i)(ii)(iii)	3,581,880	0.10	358,188
Shares issued for debt settlement (iv)	2,306,120	0.10	230,612
Shares issued to Officers and Consultants as compensation (v)	3,050,000	0.10	305,000
Outstanding as of December 31, 2021	19,780,079		1,655,800
Shares issued for private placement (vi)	475,000	0.10	47,500
Shares issued for debt settlement (vii)	540,000	0.10	54,000
Shares issued to Officers and Consultants as compensation (viii)	360,000	0.10	36,000
Outstanding as of December 31, 2022	21,155,079		1,793,300

(i)	On February 8, 2021, the Company completed a private placement with total proceeds of $20,000 and issued 200,000 units at a price of $0.10 per unit. Each Unit consists of one common share and one common share purchase warrant (“Warrant”). Each Warrant entitles the holder thereof to acquire one common share at a price of $0.25 for a period of 36 months from the issuance date.

(ii)	On July 8, 2021, the Company completed a private placement with total proceeds of $100,000 and issued 1,000,000 units at a price of $0.10 per unit. Each Unit consists of one common share and one common share purchase warrant (“Warrant”). Each Warrant entitles the holder thereof to acquire one common share at a price of $0.25 for a period of 36 months from the issuance date.

(iii)	On September 28, 2021, the Company completed a private placement for total proceeds of $238,188 and issued 2,381,880 units at a price of $0.10 per unit. Each Unit consists of one common share and one common share purchase warrant (“Warrant”). Each Warrant entitles the holder thereof to acquire one common share at a price of $0.25 for a period of 24 months from the issuance date.

(iv)	During the year ended December 31, 2021, the Company settled accounts payable with key management personnel for an aggregate amount of $76,000 by issuing 760,000 common shares at a price of $0.10 per share. And the Company settled loan payable of $154,612 (CNY 1,000,000) by issuing 1,546,120 common shares at a price of $0.10 per share, which the loan was owed by Smarten.

(v)	During the year ended December 31, 2021, the Company issued 1,050,000 common shares to compensate certain directors, officers and consultants at a price of $0.10 per share. At the same time, the Company issued 2,000,000 common shares at a price of $0.10 to 2 key team members as a retainer bonus.
(vi)	On September 16, 2022, the Company completed a private placement for total proceeds of $47,500 and issued 475,000 units at a price of $0.10 per unit. Each Unit consists of one common share and one common share purchase warrant (“Warrant”). Each Warrant entitles the holder thereof to acquire one common share at a price of $0.25 for a period of 24 months from the issuance date.
(vii)	On September 16, 2022, the Company settled accounts payable with key management personnel for an aggregate amount of $54,000 by issuing 540,000 common shares at a price of $0.10 per share.
(viii)	On September 16, 2022, the Company issued 360,000 common shares to compensate one officer at a price of $0.10 per share.

Warrants

The following table shows the change in warrants and outstanding warrants.

	Number of Warrants	Exercise Price	Fair Value	Weighted Average Remaining Life (Years)	Expiry Date
Outstanding as of December 31, 2019	100,000	1.00	35,457	-	January 13, 2022

Issued for private placement	1,000,000	0.25	29,415	0.99	December 28, 2023
Outstanding as of December 31, 2020	1,100,000		64,872

Issued for private placement	200,000	0.25	6,052	1.10	February 5, 2024
Issued for private placement	1,000,000	0.25	30,810	1.52	July 7, 2024
Issued for private placement	2,381,880	0.25	66,529	0.74	September 26, 2023
Outstanding as of December 31, 2021	4,681,880		168,263

Issued for private placement	475,000	0.25		1.71	September 15, 2024
Warrants expired	(100,000)	1.00	(35,457)	-
Outstanding as of December 31, 2022	5,056,880		132,806	0.89

During the year ended December 31, 2022, we deemed the value of the warrants as nil.

NOTE 6. EQUIPMENT

COST	Computer and Office Equipment	Total
Balance - December 31, 2021	2,280	2,280
Foreign currency translation differences	(183)	(183)
Balance - December 31, 2022	2,097	2,097

Accumulated Depreciation	Computer and Office Equipment	Total
Balance - December 31, 2021	149	149
Amortization	562	562
Foreign currency translation differences	(27)	(27)
Balance - December 31, 2022	684	684

Net Book Value	Computer and Office Equipment	Total
Balance - December 31, 2021	2,131	2,131
Balance - December 31, 2022	1,413	1,413

NOTE 7. LOAN PAYABLES

As of December 31, 2022, the Company has the following loan agreements outstanding. The Company has entered into these loan agreements since January 1, 2020. No loan agreements have been executed since closing the Acquisition.

Lender	Principal as of December 31, 2022	Unpaid Interest as of December 31, 2022	Maturity Date	Notes
Lender 1	$63,132 (CNY450,000)	$3,908 (CNY27,000)	July 9, 2023	To be settled
Lender 2	$120,401 (CNY831,858)	$24,014 (CNY 165,916)	December 31, 2022	To be settled
Nan Du	$289,474 (CNY2,000,000)	-	December 31, 2025	To be settled
Keystone Associates Inc.	$54,204 (CNY374,500)	$24,001 (CNY165,825)	December 31, 2022	Transferred from Nick Zeng, to be settled
Total	$529,210 (CNY3,656,358)	$51,923 (CNY358,741)

a.	In January 2020, Smarten entered into an agreement of six-month unsecured loans with Lender 1 for $45,951 (CNY300,000) with annual interest as 18% (1.5% per month). This agreement was renewed in July 2020, January 2021, and July 2021, for 6 months each time. On December 30, 2021, Smarten increased the loan amount of $23,603 (CNY150,000) with the same terms as before, and renewed the agreement for another 6 months at the same time. The agreement was renewed in July 2022 for 12 months. During the year ended December 31, 2022, the Company accrued interest expense of $12,035 (2021- $8,368) and paid an interest expense of $8,179 (2021- $8,368) for this loan.

b.	In January 2020, Smarten entered into an agreement of six-month unsecured loans for $45,951 (CNY300,000) and renewed the loan in July 2020, the loan bears interest at 20% annually.

c.	In May 2020, Smarten entered into an agreement of six-month unsecured loans for $30,634 (CNY200,000) and the loan bears interest at 20% annually.

d.	In August 2020, Smarten entered into an six-month unsecured loan agreement for $15,317 (CNY100,000) and the loan bears interest at 20% annually.

During the year ended December 31, 2020, the Company has accrued interest of $12,674 for the above 3 loan agreements (b, c, and d). On December 31, 2020, the Company entered into a new loan agreement to replace the 3 loan agreements, and total principal amount is $105,302 (CNY 687,486, includes the unpaid interest) and the loan bears interest at 20% annually. The loan agreement was renewed on June 30, 2021 and December 31, 2021. During the year ended December 31, 2022, the Company accrued interest expense of $24,014 (2021- $22,375).

e.	In July 2020, Smarten entered into a loan agreement with the former President & CEO of Harmony for a loan of $55,830 (CNY364,500) and renewed on December 31, 2020 and June 30, 2021. The loan bears 18% interest annually. On December 31, 2021, the principal of loan was increased to $58,929 (CNY374,500) and extended to December 31, 2022, at the same time, the loan was assigned to Keystone Associates Inc., which is 100% owner by the former President & CEO of Harmony. The Company accrued interest expenses of $10,016 (2021- $10,168) for this loan during the year ended December 31, 2022.

f.	In September 2020, the Company entered into an agreement with one former shareholder of Smarten, Ms. Nan Du, to settle the unpaid cash consideration of $287,280 (CNY2,000,000) for acquisition of Smarten as loan payable. The loan bears an annual interest rate of 18%. The Company accrued interest expenses of $55,830 for the cash consideration during the year ended December 31, 2021.

In February 2022, Ms. Du waived all the accumulated interest of $75,982 and agreed to receive payment when Harmony cash position is sufficient upon Harmony’s decision.

NOTE 8. ADMINISTRATIVE EXPENSES BY NATURE

	Year ended
	December 31, 2022	December 31, 2021
Management fees	54,000	72,000
Professional service fees	114,697	104,341
Salaries and benefits expenses	28,297	57,141
Office rent and related expenses	16,425	18,932
Transfer agent fee	14,606	14,937
Regulatory fee	6,846	10,831
Travel, accommodation and meals	1,746	-
Stock based compensation	36,000	305,000
Depreciation	562	41,370
	273,179	624,552

NOTE 9. RELATED PARTIES

The Company considers its related parties to consist of key members or former members of its management personnel (including all officers and directors), their close family members, and companies controlled or significantly influenced by such individuals; and reporting shareholders and their affiliates which may exert significant influence over the Company’s activities.

During the year ended December 31, 2022, the Company has the following related party transactions:

●	A company owned by the former President and CEO provides consulting and administrative services to the Company. The Company recorded $54,000 management fee for the former CEO’s service (2021- $72,000). During the year ended December 31, 2021, the Company issued 1,000,000 share common stock, in lieu of cash consideration at a price of $0.10 per share, as the retainer bonus of $100,000 to the former President and CEO of the Company.

●	The Company recorded $48,000 (2021 - $48,000) professional fee to CFO for the services provided.

●	The Company made a cash payment of $19,316 (2021 - $10,074) and issued 360,000 (2021 - 1,240,000) shares of common stock at $0.10 per share for stock compensation to a former director, who is acting as the General Manager of Smarten for his service at Smarten since August 2021.

●	During the year ended December 31, 2021, the Company issued 470,000 shares common stock to certain directors and officers at price of $0.10 per share for a total value of $47,000. The Company did not issue stock compensation except the issuance above.

During the year ended December 31, 2022, the Company settled accounts payable with former CEO for an aggregate amount of $54,000 by issuing 540,000 common shares (2021, $72,000).

In July 2020, Smarten entered into a loan agreement with the former President & CEO of Harmony for a loan of $55,830 (CNY364,500) and renewed on December 31, 2020 and June 30, 2021. The loan bears 18% interest annually. On December 31, 2021, the principal of loan was increased to $58,929 (CNY374,500) and extended to December 31, 2022, at the same time, the loan was assigned to Keystone Associates Inc., which is 100% owner by the former President & CEO of Harmony. The Company accrued interest expenses of $10,016 (2021- $10,168) for this loan during the year ended December 31, 2022.

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

Credit risk

Credit risk is the risk that another party to a financial instrument will cause a financial loss for the Company by failing to discharge an obligation. The Company’s maximum exposure to credit risk is limited to the carrying amount of financial assets at the reporting date, as summarized below:

As of	December 31, 2022	December 31, 2021
Cash	27,924	119,357
VAT recoverable	-	54,947
Prepaid expenses and other assets	-	47,906
Total	27,924	222,210

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

Over the past period, the Company has financed its business development commitments, its working capital requirements and acquisitions through private placement. As of December 31, 2022, the Company did not have sufficient cash to pay its accounts payable and accrued liabilities which have contractual maturities within twelve months.

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

NOTE 12. SUBSEQUENT EVENTS

On March 22, 2023, the Company registered a wholly owned subsidiary, H-Z Merger Sub, Inc., consistent with California General Corporation Law, which engages in any lawful act or activity for which a corporation may be organized under the General Corporation Law of California other than the banking business, the trust company business or the practice of a profession permitted to be incorporated by the California Corporations Code.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions of Harmony’s current executive officers and directors.

Name	Age	Positions and Offices Held
Christian Guilbaud	49	Chairman
Kenneth Charles (KC) Grainger	76	Director, President and Chief Executive Officer
Demin (Fleming) Huang	45	Chief Financial Officer (principal financial/accounting officer)
Rui Zhu	52	General Manager of Smarten

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Christian Guilbaud – Chairman

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

Kenneth Charles (KC) Grainger – Director, President & Chief Executive Officer

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

Demin (Fleming) Huang – Chief Financial Officer

Mr. Fleming Huang is a Chartered Professional Accountant, Certified Management Accountant with over 20 years of administration and corporate finance working experience in different industries, including mining exploration. Currently, Mr. Huang is the Chief Financial Officer of the Company as well CFO of Golden Share since July 2017 and CFO of Gowest Gold Ltd. since August 2021. Mr. Huang has served as a director with Gowest Gold Ltd. from November 2017 through August 2021, service as Director and President of Golden Share since March 2021. Aside from that provided herein, Mr. Huang does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Rui Zhu – General Manager of Smarten

Mr. Zhu has 30 years of experience in the electricity industry and gained extensive experience in the emerging clean energy industry.

Mr. Zhu has been the General Manager of Smarten, the wholly-owned subsidiary of the Company since July 2021 and service as a Board Director of the Company from August 2020 to June 2022.

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

Director Independence

The Board of Directors is currently composed of two members, which are Christian Guilbaud and Kenneth Charles Grainger. Mr. Grainger does not qualify as independent in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the Director is not, and has not been for at least three years, one of the Company’s employees and that neither the Director, nor any of his family members has engaged in various types of business dealings with us.

Audit Committee

Pursuant to Section 4.2 of the Bylaws, the Board may, by resolution passed by a majority of the entire Board, designate one or more committees. Pursuant to an undated Directors’ Resolution, Kenneth Charles Grainger and Christian Guilbaud have each been appointed as members of the Audit Committee of the Company. Mr. Christian Guilbaud is independent, while Mr. Grainger is not independent due to that he is the executive officer of the Company.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our named executive officers paid by us during the last five years.

Summary Compensation Table

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
	2022	-	-	-	-	-	-	54,000	54,000
Nick Zeng,	2021	-	-	110,000	-	-	-	72,000	182,000
Former CEO	2020	-	-	100,000	-	-	-	72,000	172,000
and President	2019	-	-	-	-	-	-	72,000	72,000
	2018	-	-	-	-	-	-	-	-

Kenneth	2022	-	-	-	-	-	-	-	-
Charles	2021	-	-	1,000	-	-	-	-	1,000
Grainger,	2020	-	-	-	-	-	-	-	-
President & CEO	2019	-	-	-	-	-	-	-	-
	2018	-	-	-	-	-	-	-	-

	2022	-	-	-	-	-	-	48,000	48,000
Demin	2021	-	-	10,000	-	-	-	48,000	58,000
(Fleming)	2020	-	-	20,000	-	-	-	48,000	68,000
Huang, CFO	2019	-	-	-	-	-	-	36,000	36,000
	2018	-	-	-	-	-	-	-	-

	2022	-	-	-	-	-	-	-	-
Christian	2021	-	-	12,000	-	-	-	-	12,000
Guilbaud,	2020	-	-	-	-	-	-	-	-
Director	2019	-	-	-	-	-	-	-	-
	2018	-	-	-	-	-	-	-	-

	2022	19,316	-	36,000					55,316
Rui Zhu,	2021	10,073	-	151,000	-	-	-	-	161,073
Director,	2020	-	-	10,000	-	-	-	-	10,000
GM of Smarten	2019	-	-	-	-	-	-	-	-
	2018	-		-	-	-	-	-	-

Narrative Disclosure to Summary Compensation Table

Outstanding Equity Awards at Fiscal Year-End

Other than as discussed above, no executive officer received any equity awards, or holds exercisable or unexercisable options, as of the years ended December 31, 2022, 2021 and 2019.

Long-Term Incentive Plans

There are no arrangements or plans in which the Company would provide pension, retirement or similar benefits for our director or executive officer.

Compensation Committee

The Company currently does not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as Directors. The Board of Directors has the authority to fix the compensation of Directors. No amounts have been paid to, or accrued to, Directors in such capacity.

Director Independence

The Board of Directors is currently composed of two members, which are Christian Guilbaud and Kenneth Charles Grainger. Mr. Grainger do not qualify as independent in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the Director is not, and has not been for at least three years, one of the Company’s employees and that neither the Director, nor any of his family members has engaged in various types of business dealings with us.

Security Holders Recommendations to Board of Directors

The Company welcomes comments and questions from the shareholders. However, while the Company appreciates all comments from shareholders, it may not be able to individually respond to all communications.

Employment Agreements

The Company currently have 2 Engagement Agreements with its named executive officers or directors, copies of the agreements is filed as Exhibit 10.1, and 10.2 to this form 10-K.

Equity Compensation Plans

We have a Company Stock Option Plan but have not yet granted any stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 24, 2023, there were 21,155,079 common stocks issued and outstanding and 124 shareholders of record.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership(2)
Directors and Officers:
Rui Zhu	2,060,000	9.74%
Christian Guilbaud	1,436,333	6.79%
Fleming Huang	1,185,147	5.60%
KC Grainger	51,000	0.24%
Subtotal	4,732,480	22.37%

Other beneficial shareholders (5% or more)
Nick Zeng	5,447,237	25.75%
Dongqing Liu	1,678,000	7.93%
Juntao Zheng	1,140,000	5.39%
Wei Zhang	1,080,000	5.11%
Subtotal	9,345,237	44.17%

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

(2) Based upon 21,155,079 common shares issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Board of Directors is currently composed of two members, which are Christian Guilbaud and Kenneth Charles Grainger. The Board of Directors has determined, after considering all the relevant facts and circumstances, that during the fiscal year ended December 31, 2022, Mr. Grainger do not qualify as independent, while Mr. Christian Guilbaud is independent director as that term is defined in the federal securities laws and the Nasdaq Marketplace Rules.

During the year ended December 31, 2022, the Company settled accounts payable with former CEO for an aggregate amount of $54,000 by issuing 540,000 common shares.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are file as part of the report:

a.	The following financial statements are included in this Annual Report for the fiscal years ended December 31, 2022 and 2021:

i.	Report of Independent Registered Public Accounting Firm

ii.	Audited Consolidated Balance Sheets as of December 31, 2022 and 2021

iii.	Audited Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020

iv.	Audited Consolidated Statements of Changes In Stockholders’ Equity (Deficit) for the Years Ended December 31, 2022 and 2021

v.	Audited Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021

vi.	Notes to Audited Consolidated Financial Statements

(b)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes thereto.

(c)	Exhibits: The exhibits set forth in the accompanying exhibit index below are either filed as part of this report or are incorporated herein by reference:

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation filed on June 19, 2018.
3.2	Certificate of Amendment to Certificate of Incorporation, filed on June 17, 2022
10.1	Executive Contract with Rui Zhu
10.2	Executive Contract with Demin (Fleming) Huang
21	List of Subsidiaries of Harmony Corporation
23.1	Consent of Kreston GTA LLP, Independent Registered Accounting Firm
31.1	Certification of President, Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President, Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item16 Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

HARMONY ENERGY TECHNOLOGIES CORPORATION

By:	/s/ Kenneth Charles Grainger
President & Chief Executive Officer

Dated: March 31, 2023

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth Charles Grainger	President &Chief Executive Officer,	March 31, 2023
Kenneth Charles Grainger	Chairman

/s/ Demin (Fleming) Huang	Chief Financial Officer	March 31, 2023
Demin (Fleming) Huang

/s/ Christian Guilbaud	Director	March 31, 2023
Christian Guilbaud

