Form 10-K/A
period 2022-12-31
Harmony Energy Technologies Corp
filed 2023-04-11
CIK 1901297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K (the “Amendment”) amends our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on March 31, 2023 (the “Form 10-K”). This Amendment is being filed solely to correct and disclose more information about the business and product development.

This Amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer as exhibits 31.1, 31.2, 32.1 and 32.2. Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-K or reflect any events that have occurred after the filing of the Form 10-K.

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

ITEM 1. BUSINESS

Overview

Harmony Energy Technologies Corporation is a startup engaged in designing, developing and marketing the energy storage products (battery systems) in the US market. The Company’s fiscal year is December 31. On June 19, 2018, Harmony was incorporated in the State of Delaware, USA. Shenzhen Smarten Technology Co., Ltd., (“Smarten”) is the wholly owned subsidiary of the Company. Smarten manages supply chain and performs quality assurance. Our products are manufactured by outsourcing partners that are in China.

On December 27, 2021, the Company filed Registration Statement on Form 10-12G. On February 10, 2022, June 8, 2022 and August 8, 2022, the Company filed Amendment No. 1, No. 2 and No. 3 to Registration Statement on Form 10-12G/A. The Securities and Exchange Commission of United States has completed the review of Form 10-12G on August 22, 2022.

Our Product

The Company is developing a portfolio of unique charging products built around the Company’s proprietary engineering and technology. Harmony charging products are intended for home and commercial use and we intend to distribute the products to consumers in the United States directly through Harmony’s website and through other online and offline consumer product channels. The Company is also seeking to establish broad distribution by establishing vendor relationships with third-party distributors such as consumer home centers like Home Depot, Lowes or similar where we believe our products will be purchased by consumers.

The Company’s charging products consist of a unique wireless charger and ‘Smarten’ brand-names modular power stations. The Company is continuing to invest available capital into Research & Development and pre-market product testing and development. These activities include manufacturing units for certification, demonstration and testing.

The Company’s current products and certifications, include the following:

Smarten Power Station is a small lithium-ion based battery system which is designed for personal and/or residential emergency applications during power outages. It provides both AC and DC power for short-term use with 0.5 KW continuous power capacity, and it can be recharged from grid and solar power.

Development status: The prototype was completed in the second quarter of 2021. A sample was shipped to a client for testing in the third quarter of 2021. Trial production was made and sent to client for test, while the product needs to improve.

The Smarten Power Station has received the necessary certifications to allow the Smarten Power Station to be sold in the United States. through the company’s ongoing efforts to commercialize its products, including the following:

a.	NCT Technology Report, July 19, 2021
b.	NCT UN38.3 Test Report, June 6, 2021
c.	NCT UN38.3 Test Report, June 8, 2021
d.	NCT MSDS Report, June 30, 2021
e.	CNAS Inspection Report, July 19, 2021
f.	RCT Testing, July 21, 2021
g.	RCT Testing Report, July 20, 2021
h.	FCC Test Report, July 21, 2021

The Company plans to improve the product as part of its ongoing R&D and pre-market product development and upgrade the associated software applications to enhance functionality in the next generation of the Company’s products.

The Harmony Mobile Magnetic Wireless Charger kit is a proprietary wireless electronic device charging solution to charge electrical products and in particular Apple products, like the Apple®™ iPhone and Apple®™ iPod, which accept 5000 mAh (18.5Wh) battery capacities.

The Harmony Mobile Wireless Charger has received a number of the necessary certifications to allow the Harmony Mobile Wireless Charger to be sold in the United States. through the company’s ongoing efforts to commercialize its products, including the following:

a.	UTL Certificate, June 14, 2022
b.	UTL Certificate, June 21, 2022
c.	UL Test Report, June 17, 2022
d.	CTB Test report, July 12, 2022
e.	CTB RF Exposure Report, August 4, 2022

The Company intends to continue to invest in Research and Development to bring these products to market and plans to develop additional products in the future that leverage the manufacturing capabilities and products that we have developed.

Markets and Distribution

The Company’s customers are primarily the consumers. The Company targets to sell its products directly to consumers through its online stores and its direct sales force. We strive to deliver a pleasant experience to our clients.

The Company is also seeking to establish broad distribution by establishing vendor relationships with third-party distributors such as consumer home centers like Home Depot, Lowes or similar where we believe our products will be purchased by consumers.

Competition

The markets for the Company’s products are highly competitive and are characterized by aggressive price competition and resulting downward pressure on gross margins, frequent introduction of new products, short product life cycles, evolving industry standards, continual improvement in product price and performance characteristics, rapid adoption of technological advancements by competitors, and price sensitivity on the part of consumers. Many of the Company’s competitors seek to compete primarily through aggressive pricing and very low-cost structures.

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

Fiscal Year Highlights

During Fiscal 2022, the Company pursued a public listing of securities, raised capital to sustain operations and maintain compliance, and continued to perform Research & Development of its products while it pursued key pre-market certifications that are required to sell product in the Company’s intended markets in the United States and globally.

Research & Development activities during the fiscal year, include the following:

The Company’s Research & Development activities during fiscal 2022 have been primarily focused on developing and refining the products, pre-market testing and certification. The Company incurred $46,823 in Research & Development expenses during fiscal 2022, primarily for salaries and wages of research staff, materials and supplies and certification activities.

Product pre-market certification during the fiscal year, include the following:

The Harmony Mobile Magnetic Wireless Charger kit is a proprietary wireless electronic device charging solution to charge electrical products and in particular Apple products, like the Apple™ iPhone and Apple™ iPod, which accept 5000 mAh (18.5Wh) battery capacities.

The Harmony Mobile Wireless Charger has received a number of the necessary certifications to allow the Harmony Mobile Wireless Charger to be sold in the United States. through the company’s ongoing efforts to commercialize its products, including the following:

a.	UTL Certificate, June 14, 2022
b.	UTL Certificate, June 21, 2022
c.	UL Test Report, June 17, 2022
d.	CTB Test report, July 12, 2022
e.	CTB RF Exposure Report, August 4, 2022

Public listing efforts completed during the fiscal year, include the following:

The Company has received the confirmation that Securities and Exchange Commission of United States has completed the review of the form 10-12G on August 22, 2022.

Harmony initially filed its registration statement on Form 10 with the SEC in December 2021. The SEC completed its review of the Form 10 on August 22, 2022.

Additionally, during the fiscal year, the Company completed its products samples, Smarten Power Station and Magnetic Wireless Charger kit. We have received all necessary independent certifications, such as RoHS, FCC, etc. and the product is met the UN38.3 standard and can be transported by sea and land or aircraft with certain limits.

Smarten Power Station is a small lithium-ion based battery system which is designed for personal and/or residential emergency applications during power outages. It provides both AC and DC power for short-term use with 0.5 KW continuous power capacity, and it can be recharged from grid and solar power.

The Company plans to improve the product as part of its ongoing Research & Development and pre-market product development and upgrade the associated software applications to enhance functionality in the next generation of the Company’s products.

In September of 2022, Nick Zeng, Harmony’s President & CEO passed away unexpectedly. The Company has continued to maintain operations, including research and development on planned products and pre-market product development to the degree possible within certain capital restraints, while seeking to identify new management to lead the commercialization of its proprietary charging products, capital to continue to execute its business plans and other means of generating shareholder value and growth.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are file as part of the report:

a.	The following financial statements are included in this Annual Report for the fiscal years ended December 31, 2022 and 2021:

i.	Report of Independent Registered Public Accounting Firm

ii.	Audited Consolidated Balance Sheets as of December 31, 2022 and 2021

iii.	Audited Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020

iv.	Audited Consolidated Statements of Changes In Stockholders’ Equity (Deficit) for the Years Ended December 31, 2022 and 2021

v.	Audited Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021

vi.	Notes to Audited Consolidated Financial Statements

(b)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes thereto.

(c)	Exhibits: The exhibits set forth in the accompanying exhibit index below are either filed as part of this report or are incorporated herein by reference:

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation filed on June 19, 2018.
3.2	Certificate of Amendment to Certificate of Incorporation, filed on June 17, 2022
11.1	Executive Contract with Demin (Fleming) Huang
11.2	Executive Contract with Rui Zhu
21	List of Subsidiaries of Harmony Corporation
23.1	Consent of Kreston GTA LLP, Independent Registered Accounting Firm
31.1	Certification of President, Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President, Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item16 Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

HARMONY ENERGY TECHNOLOGIES CORPORATION

By:	/s/ Kenneth Charles Grainger
President & Chief Executive Officer

Dated: April 11, 2023

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth Charles Grainger	President &Chief Executive Officer,	April 11, 2023
Kenneth Charles Grainger	Chairman

/s/ Demin (Fleming) Huang	Chief Financial Officer	April 11, 2023
Demin (Fleming) Huang

/s/ Christian Guilbaud	Director	April 11, 2023
Christian Guilbaud

