Form 10-Q
period 2023-03-31
ZRCN, Inc.
filed 2023-05-15
CIK 1901297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to____________________________

Commission File No. 000-56380

ZRCN INC.

(Exact name of registrant as specified in its charter)

Delaware	83-2756695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1580 Dell Avenue, Campbell, CA	95008
(Address of principal executive offices)	(Zip Code)

(408) 963-4550

(Registrant’s telephone number, including area code)

Harmony Energy Technologies Corp.

165 Broadway FL 23

New York, New York 10006

(Former name and former address, if changed since last report)

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

Yes ☐ No ☒

198,964,500 shares of common stock were issued and outstanding as of May 15, 2023.

ZRCN INC.

(Former HARMONY ENERGY TECHNOLOGIES CORPORATION)

Form 10-Q

For the Fiscal Quarter Ended March 31, 2023

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ZRCN INC.

(Former HARMONY ENERGY TECHNOLOGIES CORPORATION)

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2023 and December 31, 2022	(in US Dollars)

	Note	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash		7,552	27,924
Total Current Assets		7,552	27,924

Non-Current Assets:
Equipment	6	637	1,413
Total Assets		8,189	29,337

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities		195,917	174,750
Loan payable	7	584,534	502,928
Loan from related parties	7,9	-	78,205
Total Liabilities		780,451	755,883

Stockholders’ Equity:
Share capital	5	2,115	2,115
Additional paid in capital	5	1,622,922	1,622,922
Capital reserves		168,263	168,263
Accumulated deficit		(2,558,926)	(2,514,824)
Accumulated other comprehensive loss		(6,636)	(5,022)
Total Stockholders’ Equity		(772,262)	(726,546)

Total Liabilities and Stockholders’ Equity		8,189	29,337

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Approved on behalf of the Board

John Stauss, CEO, Director	Ron Bourque, President,Director

ZRCN INC.

(Former HARMONY ENERGY TECHNOLOGIES CORPORATION)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three-month periods ended March 31, 2023 and 2022

		(in US Dollars)
		Three-month periods ended
	Note	March 31, 2023	March 31, 2022

Operating Expenses
Research and development		-	(15,304)
Administrative expenses		(40,238)	(87,493)
Financial expenses		(328)	63,628
Acquisition costs		-	-
Total Operating Expenses		(40,566)	(39,169)

Operating Loss		(40,566)	(39,169)

Other Income (Expenses)
Other Income/expense		(965)	-
Foreign exchange loss		(2,571)	(1,225)
Loss, Net of Income Tax		(44,102)	(40,394)

Foreign currency translation differences of foreign operations		(1,614)	(469)
Net Loss and Other Comprehensive Loss		(45,716)	(40,863)

Basic net income per share		(0.002)	(0.002)
Weighted average number of common shares outstanding		21,155,079	19,780,079

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

ZRCN INC.

(Former HARMONY ENERGY TECHNOLOGIES CORPORATION)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

As of March 31, 2023 and December 31, 2022	(in US Dollars)

	Note	Number of Common Share	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance - January 1, 2022		19,780,079	1,978	1,653,822	(2,183,207)	(36,809)	(564,216)
Shares issued for private placement		475,000	47	47,453	-	-	47,500
Shares issued for debt settlement		540,000	54	53,946	-	-	54,000
Shares issued to Officers and Consultants as compensation		360,000	36	35,964	-	-	36,000
Net loss		-	-	-	(331,617)	-	(331,617)
Foreign currency translation differences of foreign operations		-	-	-	-	31,787	31,787
Balance - December 31, 2022		21,155,079	2,115	1,791,185	(2,514,824)	(5,022)	(726,546)

Balance - January 1, 2023		21,155,079	2,115	1,791,185	(2,514,824)	(5,022)	(726,546)
Net loss		-	-	-	(44,102)	-	(44,102)
Foreign currency translation differences of foreign operations		-	-	-	-	(1,614)	(1,614)
Balance – March 31, 2023		19,780,079	1,978	1,653,822	(2,558,926)	(6,636)	(772,262)

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

ZRCN INC.

(Former HARMONY ENERGY TECHNOLOGIES CORPORATION)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three-month periods ended March 31, 2023 and 2022	(in US Dollars)

		Three-month periods ended
	Note	March 31, 2023	March 31, 2022
OPERATING ACTIVITIES
Net loss		(44,102)	(40,394)
Non-cash items:
Gain on disposal		652	-
Depreciation	6	124	149
Interest expense		-	(63,690)
Loss on foreign exchange gain and loss		3,401	-
Exchange differences on translation from functional to presentation currency		(1,614)	(8,378)
Change in non-cash working capital items
Prepaid expenses and other assets		-	4,674
Accounts payable and accrued liabilities		21,167	42,081
Cash Flow From Operating Activities		(20,372)	(65,558)

INVESTING ACTIVITIES
Cash Flow From Investing Activities		-	-

FINANCING ACTIVITIES
Cash Flow From Financing Activities		-	-

Net change in cash during the period		(20,372)	(65,558)

Cash, beginning of period		27,924	119,357
Cash, end of period		7,552	53,799

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

ZRCN INC.

(Former HARMONY ENERGY TECHNOLOGIES CORPORATION)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in United States Dollars)

For the three-month periods ended March 31, 2023 and 2022

NOTE 1. NATURE OF OPERATION

ZRCN Inc., former Harmony Energy Technologies Corporation, (“Harmony” or “Company”) designs, develops, and markets power solutions integrated with lithium-ion battery technologies. The Company is headquartered at 1580 Dell Avenue, Campbell, CA. 95008. The Company’s common stock is not listed or quoted on any market at this moment.

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

On September 1, 2020, the Company completed the acquisition of Shenzhen Smarten Technology Co., Ltd. (“Smarten”).

On April 13, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with ZRCN Inc. (f/k/a Harmony Energy Technologies Corp.) ZRCN Inc.,a California corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”), and Zircon Corporation, a California corporation (“Zircon”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, including approval of the transaction by Zircon’s shareholders, Merger Sub will be merged with and into Zircon (the “Merger”), with Zircon surviving the Merger as a wholly-owned subsidiary of the Company. The shareholders of Zircon will become the majority owners of the Company’s outstanding common stock upon the closing of the Merger. Terms of the Merger include a payment of approximately an aggregate of $180,000 to certain creditors of the Company from Zircon, which is intended to repay certain of the Company’s payables at closing. Please refer to Form 8-K filed on April 13, 2023 for more details.

On April 18, 2023, in connection with the Merger, the Company filed an amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to change the Company’s name from “Harmony Energy Technologies Corp.” to “ZRCN Inc.”

NOTE 2. GOING CONCERN ASSUMPTION

These financial statements have been prepared on the basis of the going concern assumption which contemplates that the Company will be able to realize its assets and discharge its liabilities in the normal course of operations.

The Company has not yet determined when its business can generate income or cash flows. As of March 31, 2023, the Company has an accumulated deficit of $2,558,926 (deficit of $2,514,824 on December 31, 2022) and working capital deficit of $772,262 (deficit of $726,546 on December 31, 2022) which will not be sufficient to support the Company’s needs for cash during this and the coming year. In addition, the COVID-19 pandemic has had a significant negative impact on the Company’s interim condensed consolidated financial statements as of March 31, 2023, and management expects the pandemic to continue to have a negative impact in the foreseeable future, the extent of which is uncertain and largely subject to whether the severity of the pandemic worsens, or duration lengthens. In the event that the COVID-19 pandemic and the economic disruptions it has caused continue for an extended period of time, the Company cannot assure that it will remain in compliance with the financial covenants in its credit facilities. The Company will require additional funding to be able to develop the business and to meet ongoing requirements for general operations. These factors indicate that material uncertainties exist which may cast significant doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 3. SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

These interim condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”)

The financial statements have been approved and authorized for issue by the Board of Directors on May 15, 2023.

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

Impairment of long-lived assets

The Company accounts for the impairment of long-lived assets in accordance with FASB, Accounting Standards Codification (“ASC”) 360-10, “Accounting for the Impairment of Long-Lived Assets”. This standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets’ carrying amounts may not be recoverable. For assets that are to be held and used, impairment is assessed when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying values. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of the carrying value and estimated net realizable value. During the three months period ended March 31, 2023 and 2022, there was no impairment of long-lived assets.

Fair value measurement

Financial assets and financial liabilities are initially recognized at fair value when the Company becomes a party to the contractual provision of the financial instrument. Subsequently, all financial instruments are measured at amortized cost using the effective interest method.

The financial instruments of the Company consist of cash, accounts receivable, loan receivable, accounts payable and accrued liabilities, loan payable, and lease liability. The fair value of financial instruments approximates their carrying value due to their short-term nature.

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

Transactions on share capital

	Number of Shares	Unit Price	Fair Value
Outstanding as of January 1, 2022	19,780,079		1,655,800
Shares issued for private placement (i)	475,000	0.10	47,500
Shares issued for debt settlement (ii)	540,000	0.10	54,000
Shares issued to Officers and Consultants as compensation (iii)	360,000	0.10	36,000
Outstanding as of December 31, 2022	21,155,079		1,793,300
Outstanding as of March 31, 2023	21,155,079		1,793,300

(i)	On September 16, 2022, the Company completed a private placement for total proceeds of $47,500 and issued 475,000 units at a price of $0.10 per unit. Each Unit consists of one common share and one common share purchase warrant (“Warrant”). Each Warrant entitles the holder thereof to acquire one common share at a price of $0.25 for a period of 24 months from the issuance date.

(ii)	On September 16, 2022, the Company settled accounts payable with key management personnel for an aggregate amount of $54,000 by issuing 540,000 common shares at a price of $0.10 per share

(iii)	On September 16, 2022, the Company issued 360,000 common shares to compensate one officer at a price of $0.10 per share.

Warrants

The following table shows the change in warrants and outstanding warrants.

	Number of Warrants	Exercise Price	Fair Value	Weighted Average Remaining Life (Years)	Expiry Date
Outstanding as of December 31, 2019	100,000	1.00	35,457	-	January 13, 2022

Issued for private placement	1,000,000	0.25	29,415	0.75	December 28, 2023
Outstanding as of December 31, 2020	1,100,000		64,872

Issued for private placement	200,000	0.25	6,052	0.85	February 5, 2024
Issued for private placement	1,000,000	0.25	30,810	1.27	July 7, 2024
Issued for private placement	2,381,880	0.25	66,529	0.49	September 26, 2023
Outstanding as of December 31, 2021	4,681,880		168,263

Issued for private placement	475,000	0.25	10,538	1.46	September 15, 2024
Warrants expired	(100,000)	1.00	(35,457)	-
Outstanding as of December 31, 2022	5,056,880	0.25	143,344

Outstanding as of March 31, 2023	5,056,880	0.25	143,344	0.80

NOTE 6. EQUIPMENT

COST	Computer and Office Equipment	Total
Balance - December 31, 2022	2,097	2,097
Write off	(928)	(928)
Foreign currency translation differences	17	17
Balance – March 31, 2023	1,186	1,186

Accumulated Depreciation	Computer and Office Equipment	Total
Balance - December 31, 2022	684	684
Amortization	124	124
Write off	(266)	(266)
Foreign currency translation differences	5	5
Balance – March 31, 2023	547	547

Net Book Value	Computer and Office Equipment	Total
Balance - December 31, 2022	1,413	1,413
Balance – March 31, 2023	637	637 II

NOTE 7. LOAN PAYABLES

As of March 31, 2023, the Company has the following loan agreements outstanding. The Company has entered into these loan agreements since January 1, 2020. All the following loans were settled on April 14, 2023 and no interest accrued during the three months period ended March 31, 2023.

Lender	Principal as of March 31, 2023	Unpaid Interest as of March 31, 2023	Maturity Date	Notes
Lender 1	$65,513 (CNY450,000)	$3,931 (CNY27,000)	July 9, 2023	Was settled on April 14, 2023
Lender 2	$121,105 (CNY831,858)	$24,155 (CNY 165,916)	December 31, 2022	Was settled on April 14, 2023
Nan Du	$291,168 (CNY2,000,000)	-	December 31, 2025	Was settled on April 14, 2023
Keystone Associates Inc.	$54,521 (CNY374,500)	$24,141 (CNY165,825)	December 31, 2022	Was settled on April 14, 2023
Total	$532,307 (CNY3,656,358)	$52,227 (CNY358,741)

a.	In January 2020, Smarten entered into an agreement of six-month unsecured loans with Lender 1 for $45,951 (CNY300,000) with annual interest as 18% (1.5% per month). This agreement was renewed in July 2020, January 2021, and July 2021, for 6 months each time. On December 30, 2021, Smarten increased the loan amount of $23,603 (CNY150,000) with the same terms as before, and renewed the agreement for another 6 months at the same time. The agreement was renewed in July 2022 for 12 months. During the year ended December 31, 2022, the Company accrued interest expense of $12,035 and paid an interest expense of $8,179 for this loan. During the three month period ended March 31, 2023,
b.	In January 2020, Smarten entered into an agreement of six-month unsecured loans for $45,951 (CNY300,000) and renewed the loan in July 2020, the loan bears interest at 20% annually.
c.	In May 2020, Smarten entered into an agreement of six-month unsecured loans for $30,634 (CNY200,000) and the loan bears interest at 20% annually.
d.	In August 2020, Smarten entered into a six-month unsecured loan agreement for $15,317 (CNY100,000) and the loan bears interest at 20% annually.

e.	During the year ended December 31, 2020, the Company has accrued interest of $12,674 for the above 3 loan agreements (b, c, and d). On December 31, 2020, the Company entered into a new loan agreement to replace the 3 loan agreements, and total principal amount is $105,302 (CNY 687,486, includes the unpaid interest) and the loan bears interest at 20% annually. The loan agreement was renewed on June 30, 2021 and December 31, 2021. During the year ended December 31, 2022, the Company accrued interest expense of $24,014 (2021- $22,375).
f.	In July 2020, Smarten entered into a loan agreement with the former President & CEO of Harmony for a loan of $55,830 (CNY364,500) and renewed on December 31, 2020 and June 30, 2021. The loan bears 18% interest annually. On December 31, 2021, the principal of loan was increased to $58,929 (CNY374,500) and extended to December 31, 2022, at the same time, the loan was assigned to Keystone Associates Inc., which is 100% owned by the former President & CEO of Harmony. The Company accrued interest expenses of $10,016 (2021- $10,168) for this loan during the year ended December 31, 2022.
g.	In September 2020, the Company entered into an agreement with one former shareholder of Smarten, Ms. Nan Du, to settle the unpaid cash consideration of $287,280 (CNY2,000,000) for acquisition of Smarten as loan payable. The loan bears an annual interest rate of 18%. The Company accrued interest expenses of $55,830 for the cash consideration during the year ended December 31, 2021.
h.	In February 2022, Ms. Du waived all the accumulated interest of $75,982 and agreed to receive payment when Harmony cash position is sufficient upon Harmony’s decision.

NOTE 8. OFFICE AND GENERAL BY NATURE

	Three-month periods ended
	March 31, 2023	March 31, 2022
Management fees	-	18,000
Professional service fees	27,900	49,373
Salaries and benefits expenses	-	12,537
Office rent and related expenses	5,905	4,298
Transfer agent fee	2,783	2,686
Regulatory fee	3,526	450
Depreciation	124	149
	40,238	87,493

NOTE 9. RELATED PARTIES

The Company considers its related parties to consist of key members or former members of its management personnel (including all officers and directors), their close family members, and companies controlled or significantly influenced by such individuals; and reporting shareholders and their affiliates which may exert significant influence over the Company’s activities.

During the three months period ended March 31, 2023, the Company recorded $12,000 (2022 - $12,000) in professional fees to the CFO for the services provided, and no other related party transactions, while in the comparable period in 2022:

●	the Company recorded $18,000 in management fees for the former CEO’s service.
●	the Company made a cash payment of $6,137 (CNY 39,000) to a director, who is acting as the General Manager of Smarten for his service at Smarten since August 2021.
●	the Company settled accounts payable with the CEO and the CFO for an aggregate amount of $10,000 by issuing 100,000 common shares

NOTE 10. CAPITAL MANAGEMENT

The Company’s capital management objectives are:

–	to ensure the Company’s ability to continue as a going concern;
–	to increase the value of the Company’s assets; and
–	to provide an adequate return to shareholders of the Company.

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

Credit risk

Credit risk is the risk that another party to a financial instrument will cause a financial loss for the Company by failing to discharge an obligation. The Company’s maximum exposure to credit risk is limited to the carrying amount of financial assets at the reporting date, as summarized below:

As of	March 31, 2023	March 31, 2022
Cash	7,552	53,799
VAT recoverable	-	55,334
Prepaid expenses and other assets	-	29,240
Total	7,552	138,373

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

Over the past period, the Company has financed its business development commitments, its working capital requirements and acquisitions through private placement. As of March 31, 2023, the Company did not have sufficient cash to pay its accounts payable and accrued liabilities which have contractual maturities within twelve months.

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

NOTE 12. SUBSEQUENT EVENTS

On April 13, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with ZRCN Inc. (f/k/a Harmony Energy Technologies Corp.)ZRCN Inc., a California corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”), and Zircon Corporation, a California corporation (“Zircon”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, including approval of the transaction by Zircon’s shareholders, Merger Sub will be merged with and into Zircon (the “Merger”), with Zircon surviving the Merger as a wholly-owned subsidiary of the Company. The shareholders of Zircon will become the majority owners of the Company’s outstanding common stock upon the closing of the Merger. Terms of the Merger include a payment of approximately an aggregate of $180,000 to certain creditors of the Company from Zircon, which is intended to repay certain of the Company’s payables at closing. Please refer to Form 8-K filed on April 13, 2023 for more details.

In connection with the Merger, the Company entered into a warrant exchange agreement, dated April 14, 2023, with certain Holders of the Company’s warrants under which such holders will receive 470,188 shares of Common Stock in exchange for their warrants.

In connection with the Merger, the Company entered into debt settlement with certain creditors of the Company under which the Company agreed to make certain payments over the next 12 months to the creditors in satisfaction of an aggregate of $576,881 which was owed to them.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. For example, statements in this Form 10-Q regarding the potential future impact of the COVID-19 pandemic on the Company’s business and results of operations are forward-looking statements. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”) under the heading “Risk Factors.” and those discussed in Part I, Item 1A of the Company’s Form 10_12G/A Registration Amendment 3, which was filed on August 8, 2022, under the heading “Risk Factors.” The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Unless otherwise stated, all information presented herein is based on the Company’s fiscal calendar, and references to particular years, quarters, months or periods refer to the Company’s fiscal years and the associated quarters, months and periods of those fiscal years. Each of the terms the “Company” and “Harmony” as used herein refers collectively to ZRCN (former Harmony Energy Technologies Corporation). and its wholly owned subsidiary, unless otherwise stated.

The following discussion should be read in conjunction with the 2022 Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q.

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

Business Highlights

On April 13, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with ZRCN Inc. (f/k/a Harmony Energy Technologies Corp.), ZRCN Inc., a California corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”), and Zircon Corporation, a California corporation (“Zircon”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, including approval of the transaction by Zircon’s shareholders, Merger Sub will be merged with and into Zircon (the “Merger”), with Zircon surviving the Merger as a wholly-owned subsidiary of the Company. The shareholders of Zircon will become the majority owners of the Company’s outstanding common stock upon the closing of the Merger. Terms of the Merger include a payment of approximately an aggregate of $180,000 to certain creditors of the Company from Zircon, which is intended to repay certain of the Company’s payables at closing. Please refer to Form 8-K filed on April 13, 2023 for more details.

In connection with the Merger, the Company entered into a warrant exchange agreement, dated April 14, 2023, with certain Holders of the Company’s warrants under which such holders will receive 470,188 shares of Common Stock in exchange for their warrants.

In connection with the Merger, the Company entered into debt settlement with certain creditors of the Company under which the Company agreed to make certain payments over the next 12 months to the creditors in satisfaction of an aggregate of $576,881 which was owed to them.

On April 18, 2023, in connection with the Merger, the Company filed an amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to change the Company’s name from “Harmony Energy Technologies Corp.” to “ZRCN Inc.”

In accordance with the Merger Agreement, on April 14, 2023, at the Effective Time, (i) Kenneth Charles Grainger resigned as President & Chief Executive Officer and Demin (Fleming) Huang resigned as Chief Financial Officer and Secretary and (ii) Kenneth Charles Grainger and Christian Guilbaud resigned from the Board, which resignations were not the result of any disagreements with the Company relating to the Company’s operations, policies or practices.

In accordance with the Merger Agreement, on April 14, 2023, the Board appointed the following officers of the Company, effective at the Effective Time: John Stauss as Chairman and Chief Executive Officer, Ronald Bourque as President, Chief Financial Officer and Chief Operating Officer and Robert Wyler as General Counsel and Secretary.

RESULTS OF OPERATIONS

During the three months period ended March 31, 2023, the Company’s selected financial information as the following. All the data is presented in United States dollars.

Financial Position Analysis

The information presented as of March 31, 2023, December 31, 2022 and 2021 represents the information of ZRCN Inc.

	March 31, 2023	December 31, 2022	December 31, 2021
Assets	8,189	29,337	224,341
Liabilities	780,451	755,883	788,557
Equity	(772,262)	(726,546)	(564,216)

Assets

The total assets on March 31, 2023 were $8,189 compared to $29,337 on December 31, 2022, a decrease of $21,148, which mainly because the Company paid the operation expense and reduced the cash on hand.

Liabilities

Total liabilities on March 31, 2023 were $780,451 while $755,883 on December 31, 2022, the increase of $24,568 were mainly because the Company increased accounts payable and accrued liability of $21,167 and loan payable and loan from related parties of 3,401 due to the exchange rate unfavored.

Equity

Total equity on March 31, 2023 was deficit of $772,262 compared to deficit of $726,546 on December 31, 2022, a decrease of $45,716, which was caused by the net loss of $44,102 and the loss of $1,614 from foreign currency translation during the three months period ended March 31, 2023.

Operating Results Analysis

Readers are invited to take into consideration the operation results of Harmony for the three months periods ended March 31, 2023 and 2022.

	Three-month periods ended
	March 31, 2023	March 31, 2022

Operating Expenses
Research and development	-	(15,304)
Administrative expenses	(40,238)	(87,493)
Financial expenses	(328)	63,628
Acquisition costs	-	-
Total Operating Expenses	(40,566)	(39,169)

Operating Loss	(40,566)	(39,169)

Other Income (Expenses)
Other Income/expense	(965)	-
Foreign exchange loss	(2,571)	(1,225)
Loss, Net of Income Tax	(44,102)	(40,394)

Foreign currency translation differences of foreign operations	(1,614)	(469)
Net Loss and Other Comprehensive Loss	(45,716)	(40,863)

Basic net income per share	(0.002)	(0.002)
Weighted average number of common shares outstanding	21,155,079	19,780,079

The above net loss for three months periods ended March 31, 2023 and 2022 is composed as the following:

Research and development

For the three-month period ended March 31, 2022, the Company incurred R&D expenditures of $15,304, including the salaries of researchers and materials, the Company did not incur R&D expenditures during the three-month period ended March 31, 2023.

Administrative expenses, professional and management fee

Comparing the two comparable periods of three months periods ended March 31, 2023 and 2022, the Company decreased professional service fee of $21,473, management fee of $18,000, salary and benefits expense of $12,537 which was offset by the increased regulatory fee of $3,076 and office related expense of 1,607. The detailed administrative expenses are presented in the following table.

	Three-month periods ended
	March 31, 2023	March 31, 2022
Management fees	-	18,000
Professional service fees	27,900	49,373
Salaries and benefits expenses	-	12,537
Office rent and related expenses	5,905	4,298
Transfer agent fee	2,783	2,686
Regulatory fee	3,526	450
Depreciation	124	149
	40,238	87,493

Financial expenses

During the three months period ended March 31, 2023 the Company did not accrue any interest for the 4 unsecured loan agreements which were settled on April 14, 2023, while the Company accrued interest of $21,745 during the comparable period in 2022, and the accrued interest was offset by the interest waived of $84,968 from one of the creditors.

Other Income (expenses)

During the three months period ended March 31, 2023, the Company incurred other expense of $3,536 due to the foreign exchange loss and write off one fixed asset, while the company incurred foreign exchange loss of $1,225 during the comparable period in 2022.

Cash Flow Analysis

Three-month periods ended
	March 31, 2023	March 31, 2022
Operating Activities	(20,372)	(65,558)
Investing Activities	-	-
Financing Activities	-	-

Operating Activities

During the three months period ended March 31, 2023, the operating activities used cash flows of $20,372, compared to $65,558 for the comparable periods in 2022. The cash was spent on the general operation activities.

Investing Activities

During the three months period ended March 31, 2023 and 2022, the Company did not have any investing activity.

Financing Activities

During the three months period ended March 31, 2023 and 2022, the Company did not have any financing activity.

Quarterly Results Trend (In Thousands of $)

The following table presents the operating results for each of the last eight quarters. Management considers that the information for each of those quarters was determined in the same way as for our audited financial statements for the year ended December 31, 2022.

	2023		2022			2021
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
	$	$	$	$	$	$	$	$
Revenue	-	-	-	-	-	-	7	-
Net loss and other comprehensive loss	(44)	(107)	(100)	(51)	(41)	(278)	(332)	(110)
Basic and diluted net loss per common share	-	(0.01)	(0.01)	-	-	(0.01)	(0.02)	(0.01)

Liquidity, Capital Resources and Sources of Financing

The Company has operating losses currently. To date, the Company has been financed primarily through private placements and unsecured loans.

As of March 31, 2023, the Company had a cash position of $7.552 and the Company has a deficit working capital of $772,262. The Company believes it will not have sufficient liquidity to fund its operations and capital needs for the next 12 months and consequently intends to raise capital to generate cash in sufficient amounts to meet its planned business objectives, while the Company does not have any commitments.

Information on Outstanding Securities

The following table sets out the number of common shares and warrants outstanding as of the date hereof:

Common shares issued and outstanding	193,807,620
Potential issuance of common shares
Warrants	4,663,177
Stock options	-
Fully diluted shares	203,627,677

Related Party Transactions

The Company has not entered any other related party transaction except as disclosed in Note 9 of the interim condensed consolidated financial statements for the three month period ended March 31, 2023.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Estimates, Judgments and Assumptions

The Company prepares its financial statements in accordance with US GAAP, which require management to make estimates and assumptions that affect the amounts of its assets and liabilities, the information provided regarding future assets and liabilities as well as the amounts of revenues and expenses for the relevant periods. Readers are invited to refer to Note 4 of the financial statements for the year ended December 31, 2022 for details.

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

Going Concern Assumption

The Company’s financial statements were prepared according to US GAAP and under the going concern assumptions. They do not reflect adjustments that should be made to the book value of assets and liabilities, the reported amounts of income and expenses and the classification of balance sheet postings if the going concern assumptions were unfounded. These adjustments could be important.

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

We are dependent on the continued services of our Chief Executive Officer and Chairman, President, CFO, and COO, and if we fail to keep them or fail to attract and retain qualified senior executives and key technical personnel, our business will not be able to expand.

Our personnel may voluntarily terminate their relationship with us at any time, and competition for qualified personnel is intense. The process of locating additional personnel with the combination of skills and attributes required to carry out our strategy could be lengthy, costly and disruptive.

All filings we make with the Securities and Exchange Commission (“SEC”), including additional information on the Company, can be found on EDGAR of the Securities and Exchange Commission (www.sec.gov/edgar.shtml).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the three months period ended March 31, 2023. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2022 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first three months of 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The Company’s business, reputation, results of operations and financial condition can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the 2022 Form 10-K under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations and financial condition can be materially and adversely affected. There have been no material changes to the Company’s risk factors since the 2022 Form 10-K.

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

May 15, 2023	ZRCN Inc.

	By:	/s/ John Stauss
John Stauss
Chief Executive Officer

Page 8 of 8