Form 10-Q
period 2023-06-30
ZRCN Inc.
filed 2023-09-25
CIK 1901297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 000-56380

ZRCN INC.

(Exact name of registrant as specified in its charter)

Delaware	83-2756695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1580 Dell Avenue Campbell, CA	95008
(Address of principal executive offices)	(Zip Code)

(408) 963-4550

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☐	Smaller Reporting Company	☒

		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of September 25, 2023, 9,948,272 shares of common stock were issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act: None

Forward-Looking Statements

This Current Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The forward-looking statements are contained in this Report in some cases you can identify forward-looking statements by terminology such as “may”, “is expected to”, “anticipates”, “estimates”, “intends”, “plans”, “projection”, “could”, “vision”, “goals”, “objective” and “outlook” and similar expressions. These statements are not historical facts and may be forward-looking and may involve estimates, assumptions and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements, many of which are difficult to predict and generally beyond our control.

You should refer to “Risk Factors” of this Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake any obligation to update any forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our,” and “Company,” refer to registrant, ZRCN Inc. (“ZRCN” - formerly known as Harmony Energy Technologies Corporation (“Harmony”)) and/or ZRCN’s wholly owned subsidiary, Zircon Corporation (“Zircon”).

Our forward-looking statements are subject to a number of known and unknown risks, uncertainties, assumptions, and other factors that may cause our actual future results, performance, or achievements to differ materially from any future results expressed or implied in this Report. Reported results should not be considered an indication of future performance.

Because some of these risks and uncertainties cannot be predicted or quantified and some are beyond our control, you should not rely on our forward-looking statements as predictions of future events. More information about potential risks and uncertainties that could affect our business and financial results is included in the section of this Annual Report titled “Risk Factors” and our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available on the SEC’s web site at www.sec.gov. Moreover, we operate in a very competitive and rapidly changing environment; new risks and uncertainties may emerge from time to time, and it is not possible for us to predict all risks nor identify all uncertainties. The events and circumstances reflected in our forward-looking statements might not be achieved and actual results could differ materially from those projected in the forward-looking statements. Except as otherwise noted, all forward-looking statements are made as of the date we file this Report, and are based on information and estimates available to us at this time. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. Except as required by law, we assume no obligation to update any of the statements in this Report whether as a result of any new information, future events, changed circumstances, or otherwise. You should read this Report with the understanding that our actual future results, performance, events, and circumstances might be materially different from what we expect.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

ZRCN Inc

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	March 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$322,983	$29,015
Accounts receivable, net of allowance for doubtful accounts of approximately $13,000 and $10,000, respectively	6,632,895	7,524,428
Inventory, net	13,230,778	13,137,101
Prepaid expenses and other assets	571,086	551,050
Total current assets	20,757,742	21,241,594

Property and equipment, net	1,878,321	1,779,615
Operating lease right-of-use assets	907,836	960,044
Federal tax deposit	283,477	134,600
Intangible assets, net	787,454	807,385
Deposits	19,195	19,195
Total assets	$24,634,025	$24,942,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$8,094,466	$7,210,652
Accounts payable	3,758,252	3,881,323
Accrued expenses	2,101,124	1,876,325
Notes payable, current portion	389,167	205,834
Operating lease liability, current	188,619	185,357
Total current liabilities	14,531,628	13,359,491

Notes payable, net of current portion	79,167	65,000
Operating lease liability, net of current portion	735,235	783,631
Notes payable to Stauss Family Administrative Trust	907,420	907,420
Total liabilities	$16,253,450	$15,115,542

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Common stock; at $0.0001 par value, 20,000,000 shares authorized, 9,948,272 and 500,000 shares issued and outstanding as of June 30, 2023 and March 31, 2023	995	50
Accumulated other comprehensive income	132,805	16,010
Note receivable from stockholder	(240,190)	(240,190)
Retained earnings	7,148,209	8,629,509
Total equity attributable to ZRCN	7,041,819	8,405,379
Non-controlling interests in variable interest entities	1,338,756	1,421,512
Total stockholders’ equity	8,380,575	9,826,891
Total liabilities and stockholders’ equity	$24,634,025	$24,942,433

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

ZRCN Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended June 30,
	2023	2022

Net sales	$6,566,890	$6,158,095
Cost of sales	3,623,431	3,566,720
Gross profit	2,943,459	2,591,375

Operating expenses:
General and administrative	1,669,018	1,346,627
Marketing and selling	1,140,484	968,276
Research and development	484,515	447,062
Total operating expenses	3,294,017	2,761,965
Loss from operations	(350,558)	(170,590)

Other expenses:
Interest expense	157,316	60,708
Other loss	8,954	6,825
Loss on foreign currency transactions	48,615	10,862
Total other expenses	214,885	78,395

Loss before income taxes	(565,443)	(248,985)
Income tax benefit (expense)	100,067	(87,056)
Net loss	$(465,376)	$(336,041)
Less: Net income attributable to non-controlling interests	(82,756)	120,314
Net loss attributable to common stockholders	$(382,620)	$(456,355)

Net loss	$(465,376)	$(336,041)
Change in foreign currency translation adjustment	116,795	(4,054)
Comprehensive loss	(348,581)	(340,095)
Less: Net income attributable to non-controlling interests	(82,756)	120,314
Less: Other comprehensive loss attributable to noncontrolling interest	116,795	(4,054)
Comprehensive loss attributable to ZRCN common stockholders	$(382,620)	$(456,355)

Net loss per share:
Basic and diluted	$(0.05)	$(0.91)

Weighted average common shares outstanding:
Basic and diluted	8,436,549	500,000

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ZRCN Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Note Receivable from	Retained	Total Equity Attributable	Non-controlling	Total Stockholder’s
	Shares	Amount	Income	Stockholder	Earnings	to ZRCN	Interests	Equity
Balance - March 31, 2023	500,000	$50	$16,010	$(240,190)	$8,629,509	$8,405,379	$1,421,512	$9,826,891
Merger with Harmony	9,448,272	945	—	—	(1,098,680)	(1,097,735)	—	(1,097,735)
Change in foreign currency translation adjustment	—	—	116,795	—	—	116,795	—	116,795
Net (loss) income	—	—	—	—	(382,620)	(382,620)	(82,756)	(465,376)
Balance - June 30, 2023	9,948,272	$995	$132,805	$(240,190)	$7,148,209	$7,041,819	$1,338,756	$8,380,575

	Common Stock		Accumulated Other Comprehensive	Note Receivable from	Retained	Total Equity Attributable	Non-controlling	Total Stockholder’s
	Shares	Amount	Income	Stockholder	Earnings	to ZRCN	Interests	Equity
Balance - March 31, 2022	500,000	$50	$4,565	$(211,390)	$9,520,102	$9,313,327	$1,188,643	$10,501,970
Stockholder distributions	—	—	—	—	(223,021)	(223,021)	—	(223,021)
Change in foreign currency translation adjustment	—	—	(4,054)	—	—	(4,054)	—	(4,054)
Net (loss) income	—	—	—	—	(456,355)	(456,355)	120,314	(336,041)
Balance - June 30, 2022	500,000	$50	$511	$(211,390)	$8,840,726	$8,629,897	$1,308,957	$9,938,854

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ZRCN Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(465,376)	$(336,041)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	179,538	259,538
Amortization of intangible assets	19,931	26,551
Amortization of right-of-use assets	52,208	—
Impairment of intangible assets	—	5,995
Bad debt expense	3,502	4,617
Loss on foreign currency transactions	48,615	10,862
Changes in operating assets and liabilities:
Accounts receivable, net	821,674	1,510,685
Inventory, net	(93,677)	574,079
Prepaid expenses and other assets	96,238	637,347
Federal tax deposit	(148,877)	(374,474)
Accounts payable	(302,746)	(1,834,918)
Accrued expenses and other current liabilities	368,974	73,470
Operating lease liabilities	(45,134)	—
Net cash provided by operating activities	534,870	557,711

CASH FLOWS FROM INVESTING ACTIVITIES
Effect of Harmony Merger, net of cash acquired	(518,611)	—
Investment in intangible assets	—	(68,780)
Purchase of property and equipment	(257,922)	(95,766)
Net cash used in investing activities	(776,533)	(164,546)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(102,500)	(102,500)
Repayment of debt assumed in Harmony merger	(249,644)	—
Distributions to stockholders	—	(223,021)
Net borrowing on line of credit	883,814	119,438
Net cash provided by (used in) financing activities	531,670	(206,083)

Effect of exchange rate fluctuations on cash	3,961	(10,682)

Net increase in cash	293,968	176,400
Cash at beginning of period	29,015	266,276
Cash at end of period	$322,983	$442,676

Supplemental disclosure of cash flow information:
Cash paid for interest	$154,371	$57,147
Cash paid for taxes	$148,877	$—
Noncash investing and financing activities:
Common stock issued in connection with Harmony merger	$18,900	$—
Fair value of Advisor Warrants issued to effectuate Harmony merger	$301,572	$—
Assets acquired in Harmony merger	$663	$—
Liabilities assumed in Harmony merger	$579,761	$—

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

1. Organization

The Business

On April 14, 2023 (the “Closing Date”), Zircon Corporation (“Zircon”) effectuated a merger and reorganization with Harmony Energy Technologies, Inc. (“Harmony”), a Delaware Corporation, ZRCN Inc., a California corporation and a wholly owned subsidiary of Harmony (the “Merger Sub”); and Zircon. The merger leverages Zircon’s sensor-based, ASIC (“Application-Specific Integrated Circuits”) processor technology and patent portfolio, to accelerate growth in its product lines and global markets as a publicly traded company. The combination of Harmony and Zircon was effectuated through a merger (the “Merger”) of Merger Sub into Zircon. The separate existence of Merger Sub ceased, and Merger Sub was merged with and into Zircon (Zircon, as the surviving corporation following the Merger). Upon completion of the Merger, Harmony changed its name to ZRCN Inc. (“ZRCN”, together with Zircon, the “Company”). While Harmony was the legal acquirer of Zircon in the Merger, the Merger is treated as a reverse recapitalization, whereby Zircon is deemed to be the accounting acquirer, and the historical financial statements of Zircon became the historical financial statements of Harmony (renamed ZRCN Inc.) upon the closing of the Merger. Under this method of accounting, Harmony was treated as the “acquired” company and Zircon is treated as the acquirer for financial reporting purposes.

Accordingly, for accounting purposes, the Merger was treated as the equivalent of Zircon issuing stock for the net assets of Harmony, accompanied by a recapitalization. The net assets of Harmony were stated at historical cost, with no goodwill or other intangible assets recorded.

Zircon was incorporated in California in 1977. The Company, through Zircon, is principally engaged in the design and manufacture of electronic-based consumer hardware and sells its products primarily to retail outlets located throughout the United States, Canada, Japan and Europe. The Company and Zircon operate from their headquarters located in Campbell, California and an affiliate entity of Zircon, Zircon de Mexico S.A. de C.V., located in Ensenada, Mexico. The operations of the Company and Zircon are supported by an affiliated entity of Zircon, Zircon Corporation Limited, located in the United Kingdom.

2. Liquidity

As of June 30, 2023, the Company had $322,983 in cash and working capital of $6,226,114. To date, ZRCN has been financed primarily through retained earnings and secured loans. The loans are secured by accounts receivable, inventory and fixed assets and are reviewed annually. The Company believes that it has sufficient liquidity to fund its operations and operating capital needs for the next 12 months as well as meet its obligations as they become due in 2023 and 2024 including reviewing its line of credit in February 2024.

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company and its subsidiaries’ financial position and interim results as of and for the periods presented have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Results for interim periods are not necessarily indicative of those that may be expected for a full year.

The financial information included herein should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report for the year ended March 31, 2023, on our form 8-K/A.

The merger between Harmony’s wholly owned subsidiary and Zircon was accounted for as a reverse asset acquisition in accordance with GAAP. Under this method of accounting, Harmony, through its merger subsidiary, was treated as the “acquired” company and Zircon was treated as the acquirer for financial reporting purposes.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

The consolidated assets, liabilities and results of operations prior to the merger are those of Zircon. Refer to Note 4 for additional information on the transaction.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of ZRCN as well as its variable interest entities. The Company consolidates all entities over which the Company has the power to govern the financial and operating policies and therefore exercises control, and upon which the Company has a controlling financial interest. The entities are consolidated from the date at which the Company obtains control and are de-consolidated from the date at which control ceases. All intercompany balances and transactions have been eliminated. Accounting policies of the entities have been revised where necessary to ensure consistency with the policies adopted by the Company.

Under Accounting Standards Codification (“ASC”) Topic 810-10-25, Consolidation, Zircon de Mexico S.A. de C.V. (“ZDM”) and Zircon Corporation Limited (“Zircon UK”) have been determined to be variable interest entities with Zircon as the primary beneficiary. Therefore, the financial statements of ZDM and Zircon UK are consolidated with Zircon and the Company, and all significant intercompany transactions and balances have been eliminated.

Reverse Stock Split

On May 10, 2023, ZRCN authorized a 1:20 reverse split of its common shares outstanding, pursuant to a majority vote of stockholders as provided under Section 228 of the Delaware General Corporation Law (DGCL). As a result, ZRCN made an amendment to the Certificate of Incorporation of the Corporation to affect a reverse split of the Common Stock whereby each twenty (20) issued and outstanding shares of Common Stock was exchanged for one (1) share of Common Stock. Each resulting fractional shares of Common Stock was rounded up to the next nearest whole share of Common Stock and with no change to the authorized shares of Common Stock. The effect of the reverse stock split reduced the number of common shares outstanding from 198,964,500 to 9,948,272. All references to common stock, stock warrants to purchase common stock, share data, per share data and related information contained in these unaudited consolidated financial statements have been retrospectively adjusted to reflect the effect of the reverse stock split for all periods presented.

Variable Interest Entities

In accordance with ASC 810, Consolidation (“ASC 810”), the Company assesses whether it has an explicit or implicit variable interest in legal entities in which it has a financial relationship and, if so, whether or not those entities are variable interest entities (“VIEs”). Variable interests are contractual, ownership, or other pecuniary interests in an entity whose value changes with changes in the fair value of the entity’s net assets, exclusive of variable interests. Explicit variable interests are those which directly absorb the variability of a VIE and can include contractual interests such as loans or guarantees as well as equity investments. An implicit variable interest acts the same as an explicit variable interest except it involves the absorbing of variability indirectly, such as through related party arrangements or implicit guarantees. The analysis includes consideration of the design of the entity, its organizational structure, including decision making ability over the activities that most significantly impact the VIE’s economic performance. For those entities that qualify as VIEs, ASC 810 requires the Company to determine if the Company is the primary beneficiary of the VIE, and if so, to consolidate the VIE.

If an entity is determined to be a VIE, the Company evaluates whether the Company is the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and economics. The Company consolidates a VIE if both power and benefits belong to the Company - that is, the Company (i) has the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance (power), and (ii) has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE (benefits). The Company consolidates VIEs whenever it is determined that the Company is the primary beneficiary.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

The Company has determined that ZDM and Zircon UK are variable interest entities with the Company’s wholly owned subsidiary, Zircon, as the primary beneficiary, and thus the Company, with the ability to exercise control, as determined under the guidance of ASC 810. In its determination, management considered the following qualitative and quantitative factors:

●	the overall purpose and design of the entities, which exist primarily for the benefit of or on behalf of the Company and

●	the Company’s contractual and common control arrangements with the VIEs, through which it gains both the power to direct the activities that most significantly impact their economic performance, and the obligation to absorb losses and receive benefits that potentially could be significant to the VIEs.

●	the equity at risk of the entities is not sufficient to finance the entities’ activities without additional subordinated financial support by the Company (i.e., the entities are thinly capitalized).

Non-controlling Interests

The Company follows ASC 810, which governs the accounting for and reporting of non-controlling interests (“NCIs”) in partially owned consolidated entities and the loss of control of those entities. Non-controlling interest positions, which represent 100% of the activity in the Company’s consolidated entities after intercompany transactions have been eliminated, are reported as a separate component of consolidated stockholders’ equity from the equity attributable to ZRCN’s stockholders for all years presented. The net income attributed to the NCI’s is separately designated in the accompanying unaudited consolidated statements of operations and comprehensive income (loss).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Significant estimates used in preparing these unaudited consolidated financial statements include the allowance for doubtful accounts, inventory obsolescence reserve, allocation of overhead to inventory, estimated future benefit and fair value of intangible assets, accrued rebates and advertising allowances, useful lives and depreciation methods of property and equipment, and uncertain tax positions. It is at least reasonably possible that the significant estimates used will change within the next year.

Accounts Receivable, Net

The Company provides credit without requiring collateral, in the normal course of business, to credit- worthy customers as determined by management’s review of references and credit reports. Bad debts are charged against the allowance for doubtful accounts. The allowance is adjusted to provide a specific and general reserve for estimated uncollectible accounts, which is based on management’s judgment. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Based on management’s assessment of the credit history with customers having outstanding balances and current relationships with them, management believes that losses on balances outstanding will not exceed the allowance.

Accounts receivable consisted of the following:

	June 30, 2023	March 31, 2023
Accounts receivable	$6,646,162	$7,534,193
Less allowance for doubtful accounts	(13,267)	(9,765)
Accounts receivable, net	$6,632,895	$7,524,428

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

Activity related to the Company’s allowance for doubtful accounts was as follows:

	June 30, 2023	March 31, 2023
Balance, beginning of year	$9,765	$115,129
Bad debt allowance	3,502	(1,561)
Write-offs	—	(103,803)
Balance, end of year	$13,267	$9,765

Inventory, Net

Inventories, which consist primarily of raw materials and finished goods, are stated at the lower of cost or net realizable value. The Company states inventory cost utilizing the first-in, first-out (FIFO) method. Labor and overhead associated with inventory purchases are estimated and capitalized in inventory. The need for an allowance for inventory obsolescence is based on an evaluation of slow-moving or obsolete inventory. Obsolescence allowance was estimated at $407,534 and $487,830 as of June 30, 2023 and March 31, 2023.

Revenue Recognition

The Company’s revenues result from the sale of products and reflect the consideration to which the Company expects to be entitled. The Company records revenue based on a five-step model in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). For its contracts with customers, the Company identifies the performance obligations (goods or services), determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) the performance obligation is transferred to the customer. A good or service is transferred when (or as) the customer obtains control of that good or service. The Company satisfies its performance obligation and recognizes revenue at the time the customer obtains the rights to the product, which is generally when goods are shipped. As a result, the majority of the Company’s revenue is recognized at a point in time.

Provisions for customer volume rebates, product returns, discounts and allowances are variable consideration and are recorded as a reduction of revenue in the same period the related sales are recorded. Such provisions are calculated using historical averages adjusted for any expected changes due to current business conditions. Consideration given to customers for cooperative advertising is recognized as a reduction of revenue except to the extent that there is a distinct good or service and evidence of the fair value of the advertising, in which case the expense is classified as selling, general, and administrative expense. Sales tax for the sale of products is applied to the invoice and recorded as an accrued liability.

Research and Development

The Company incurs research and development costs of products for use in scanning behind opaque surfaces. The Company will continue to invest in research and development to develop additional components and products of its scanning product offerings and remains committed to providing its customers and partners with best-in-class scanning products and services. Such research and development costs, software development costs, and any new product development costs, are expensed as incurred, and include personnel-related costs, depreciation related to engineering and test equipment, allocated costs of facilities and information technology, outside services and consultant costs, supplies, software tools and product certification.

Comprehensive Loss

Comprehensive loss of all periods presented is comprised primarily of net income (loss) and foreign currency translation adjustments.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

Segment Reporting

The Company determines its reporting units in accordance with FASB ASC 280, Segment Reporting (“ASC 280”). The Company evaluates a reporting segment by first identifying its operating segments under ASC 280. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) to allocate resources and assess performance. The Company defines its CODM to be its president and chief operating officer. The Company then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated. The president and chief operating officer reviews the financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating the Company’s financial performance. The Company has one operating segment and therefore one reporting segment. Management reviews its business as a consolidated segment, using financial and other information rendered meaningful only by the fact that such information is presented and reviewed in the aggregate.

Concentration of Business and Credit Risk

As of June 30, 2023, the Company maintained deposits in a single bank that exceeded the federal insured deposit limit of the Federal Deposit Insurance Corporation (FDIC).

During the three months ended June 30, 2023 and 2022, the Company generated approximately 66% and 64% of its total revenue from three customers, respectively. Accounts receivable from these customers amounted to approximately 70% and 71% of total accounts receivable at June 30, 2023 and March 31, 2023, respectively.

Fair Value of Financial Instruments

In accordance with FASB ASC 820 Fair Value Measurements and Disclosures, the Company uses a three-level hierarchy for fair value measurements of certain assets and liabilities for financial reporting purposes that distinguishes between market participant assumptions developed from market data obtained from outside sources (observable inputs) and our own assumptions about market participant assumptions developed from the best information available to us in the circumstances (unobservable inputs). The fair value hierarchy is divided into three levels based on the source of inputs as follows:

●	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;
●	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active; and
●	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company believes the carrying amounts of its cash equivalents, accounts receivable, other current assets, other assets, accounts payable, accrued expenses, and other current liabilities approximated their fair values as of June 30, 2023 and March 31, 2023 due to their short-term nature. Management measures intangible assets at fair value on a non-recurring basis using internally developed assumptions about the market as there is no market activity available. All carrying amounts of other applicable assets and liabilities on the Company’s balance sheet approximate fair value. For long-term debt, the estimated fair value approximates its carrying value, as the interest rate is in line with the market interest rates for this type of debt

Income Taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. Management believes estimates related to income tax uncertainties are appropriate based on current facts and circumstances. The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analyses of tax laws, regulations and interpretations thereof, as well as, other factors. Any interest and penalties related to income tax matters are classified as a component of income tax expense.

As of April 14, 2023, the Company’s election to be an S Corporation under the Internal Revenue Code was no longer in effect.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

Loss Per Share

Basic loss per share of common stock is computed by dividing net loss attributable to ZRCN by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share excludes, when applicable, the potential impact of common stock warrant shares and other dilutive instruments because their effect would be anti-dilutive. The Company did not have any dilutive instruments outstanding as of March 31, 2023. The dilutive securities outstanding are as follows:

	June 30, 2023	March 31, 2023
Common stock warrants	217,184	—

Leases

In February 2016, the FASB issued a new accounting standard, ASC Topic 842, related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most significant among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted ASC Topic 842 effective April 1, 2022, using the modified retrospective transition approach as of the period of adoption.

The Company’s lease arrangements relate primarily to office space, a vehicle, and office equipment. The Company’s leases may include renewal options and rent escalation clauses. The Company is typically required to make fixed minimum rent payments relating to its right to use an underlying leased asset.

The Company has lease agreements which contain both lease and non-lease components, which it has not elected to account for as a single lease component. As such, minimum lease payments exclude fixed payments for non-lease components within a lease agreement, in addition to excluding variable lease payments not dependent on an index or rate, such as common area maintenance, operating expenses, utilities, or other costs that are subject to fluctuation from period to period.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be liability classified and recorded at their initial fair value on the date of issuance and remeasured at fair value and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the private placement warrants was estimated using a Black Scholes valuation approach with assumptions relevant on the date of issuance and the fair value of the penny warrants issued in connection with the Merger was estimated using the intrinsic value method.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

Recently Issued Accounting Pronouncements

As an emerging growth company, the Company will have the option of adopting new accounting pronouncements on a delayed basis and has opted to take advantage of this option. As a result, the Company has been adopting new accounting standards based on the timeline for adoption afforded to privately held companies, unless it chooses to early adopt a new accounting standard.

Recently Issued Accounting Standards Adopted

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity Classified Written Call Options (“ASU 2021-04”), which introduces a new way for companies to account for warrants either as stock compensation or derivatives. Under the new guidance, if the modification does not change the instrument’s classification as equity, the company accounts for the modification as an exchange of the original instrument for a new instrument. In general, if the fair value of the “new” instrument is greater than the fair value of the “original” instrument, the excess is recognized based on the substance of the transaction, as if the issuer has paid cash. The effective date of the standard is for interim and annual reporting periods beginning after December 15, 2021 for all entities, and early adoption is permitted. The Company adopted ASU 2021-04 effective April 1, 2023. There was no impact to its consolidated financial statements at the date of adoption.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which addresses diversity in practice related to the accounting for revenue contracts with customers acquired in a business combination. Under the new guidance, the acquirer is required to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The effective date of the standard is for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2021-08 effective April 1, 2023. There was no impact to its consolidated financial statements at the date of adoption.

In June 2016, the FASB issued ASU No. 2016-13, Accounting for Credit Losses (Topic 326) (“ASU 2016-13”), which requires the use of an “expected loss” model on certain types of financial instruments. ASU 2016-13 also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities. ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU 2016-13 effective April 1, 2023. There was no impact to its consolidated financial statements at the date of adoption.

4. Merger with Harmony Energy Technologies Corporation

On April 14, 2023 (the “Closing Date”), Harmony closed the Merger with Zircon, as a result of which Zircon became a wholly-owned subsidiary of Harmony. While Harmony was the legal acquirer of Zircon in the Merger, for accounting purposes, the Merger is treated as a reverse recapitalization, whereby Zircon is deemed to be the accounting acquirer, and the historical financial statements of Zircon became the historical financial statements of Harmony (renamed ZRCN Inc.) upon the closing of the Merger. Under this method of accounting, Harmony was treated as the “acquired” company and Zircon is treated as the acquirer for financial reporting purposes.

Accordingly, for accounting purposes, the Merger was treated as the equivalent of Zircon issuing stock for the net assets of Harmony, accompanied by a recapitalization. The net assets of Harmony were stated at historical cost, with no goodwill or other intangible assets recorded.

As part of the Merger and reverse recapitalization, the company assumed certain operating liabilities of Harmony, including certain payables due to vendors and employees, as well as notes payable to noteholders. In addition, Zircon and Harmony effectuated a share exchange whereby the shareholders of Zircon exchanged 500,000 common shares representing 100% of the total outstanding shares of Zircon, for 8,865,234 newly issued common shares of Harmony, or approximately 89% of the total outstanding shares of Harmony. Harmony shareholders thus retained 1,057,754 common shares according to the terms of the merger. In connection with the Merger, the Company entered into a warrant exchange agreement, dated April 14, 2023 (the “Warrant Exchange Agreement”), with certain holders of the Company’s warrants under which such holders received 25,284 shares of Common Stock in exchange for their warrants, bringing the total shares of the combined organization owned by Harmony’s pre-Merger shareholders to 1,083,038 shares.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

Zircon agreed to pay the operating liabilities of Harmony, up to and including an aggregate of $179,762 through December 31, 2022, which amount included outstanding operating liabilities related to auditing fees, services fees, transfer agent fees, travel reimbursements and accrued and unpaid salaries as of such date; (iii) Harmony loans and notes outstanding totaling $576,881 were fully settled for $400,000, with $100,000 paid upon closing of the Acquisition and $75,000 being paid in four subsequent quarterly payments commencing on the last day of the first full calendar quarter following closing. As of June 30, 2023, the Company has repaid $249,644 to the creditors.

Zircon paid transaction costs of $518,636 for legal and advisory services and issued warrants to purchase an aggregate 217,184 shares of common stock to advisors who provided services to effectuate the Merger which were fair valued at $301,572 and are included in the transaction costs and advisory fees allocated to ZRCN equity (refer to Note 11 for further detail regarding these warrants).

The following table reconciles the elements of the Merger to the unaudited consolidated statements of changes in stockholders’ equity for the three months ended June 30, 2023:

Recapitalization
Cash	$26
Non-cash net working capital assumed from Harmony	(579,125)
Less: cash transaction costs and advisory fees allocated to ZRCN equity	(518,636)
Effect of Merger, net of transaction costs	$(1,097,735)

The following table details the number of shares of common stock issued immediately following the consummation of the Merger:

Number of Shares
Common stock of Harmony prior to Merger	1,057,754
Shares issued for Warrant Exchange Agreement	25,284
Common stock owned by Harmony’s pre-Merger shareholders	1,083,038
Common stock issued in exchange for Zircon common stock	8,865,234
Total shares of common stock immediately after Merger	9,948,272

Debt Settlement Agreement

In connection with the Merger, the Company entered into debt settlement agreements (the “Debt Settlement Agreements”) with certain third-party creditors of the Company under which the Company agreed to make certain payments over the next 12 months to the creditors in satisfaction of an aggregate of $400,000 which was owed to them. As of June 30, 2023, the Company has repaid $100,000 to the creditors. The remaining balance of $300,000 is recorded as a component of notes payable, current portion on the Company’s balance sheet.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

5. Revenue

Disaggregation of Revenue from Contracts with Customers

Revenue disaggregated according to the timing of transfer of goods or services (e.g., at a point in time) for the three months ended June 30, 2023 and 2022, were as follows:

Revenue generated per major product line	June 30, 2023	June 30, 2022
Stud sensor edge	$3,852,337	$3,793,149
Multifunctional scanners	1,067,121	696,321
Stud sensor center	1,092,337	966,416
Target control products	315,381	384,141
Other	239,714	318,068
	$6,566,890	$6,158,095

Revenue disaggregated according to the geographical location of customers for the three months ended June 30, 2023 and 2022, were as follows:

Revenue by geographic location of customers	June 30, 2023	June 30, 2022
United States	$5,715,293	$5,252,947
Canada	425,473	434,321
Japan	82,066	125,053
Europe	277,523	243,852
Other	66,535	101,922
	$6,566,890	$6,158,095

6. Inventory

Inventory consisted of the following:

	June 30, 2023	March 31, 2023
Finished goods	$7,744,754	$6,646,408
Raw materials	3,617,874	5,031,007
Work in process	2,275,684	1,947,516
Allowance for slow-moving and obsolete inventory	(407,534)	(487,830)
	$13,230,778	$13,137,101

7. Property and Equipment

Property and equipment consisted of the following:

	June 30, 2023	March 31, 2023
Manufacturing equipment	$8,944,150	$8,694,039
Computer equipment	2,744,836	2,744,199
Leasehold improvements	1,203,547	1,181,382
Furniture and office equipment	939,867	923,381
Vehicles	274,637	273,499
	14,107,037	13,816,500
Construction in progress	551,049	560,712
	14,658,086	14,377,212
Less accumulated depreciation and amortization	(12,779,765)	(12,597,597)
	$1,878,321	$1,779,615

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

Depreciation and amortization expense was $179,538 and $259,538 for the three months ended June 30, 2023 and 2022, respectively.

Construction in progress consists of assets and technologies under development. The Company starts depreciation once the assets are completed and placed in service.

8. Intangible Assets

Acquired identifiable intangible assets are valued at the acquisition date primarily by using a discounted cash flow method.

The Company’s intangible assets consisted of the following:

	June 30, 2023			March 31, 2023
Finite-lived intangible assets (1):	Intangibles, Gross	Accumulated Amortization	Intangibles, Net	Intangibles, Gross	Accumulated Amortization	Intangibles, Net
Patents issued and pending	$2,272,278	$(1,561,370)	$710,908	$2,272,278	$(1,541,795)	$730,483
Exclusivity rights and licenses	167,542	(90,996)	76,546	167,542	(90,640)	76,902
Total finite-lived intangible assets	$2,439,820	$(1,652,366)	$787,454	$2,439,820	$(1,632,435)	$807,385

Finite-lived intangible assets (1):	2023 Weighted Average Life Remaining
Patents issued and pending	14.8
Exclusivity rights and licenses	6.3

(1)	Finite-lived intangible assets have estimated useful lives of ten to fifteen years, and are being amortized to operating expenses on a straight-line basis.

The amortization expense of intangible assets amounted to $19,931 and $26,551 for the three months ended June 30, 2023 and 2022, respectively.

The Company evaluates intangible assets for impairment and writes off assets that are not used in any products.

Expected future amortization expense of acquired finite-lived intangible assets as of June 30, 2023 is as follows:

For the Years Ending March 31,	Amount
Remainder of fiscal 2024	51,932
2025	66,846
2026	66,087
2027	65,972
2028	64,800
Thereafter	471,817
$787,454

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

9. Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2023	March 31, 2023
Rebates	$534,321	$447,959
Vacation	428,327	445,602
Payroll and related	319,809	343,696
Sales expense	330,019	235,779
Professional services	241,711	193,853
Advertising allowance	190,572	165,291
Interest	34,253	29,960
Accrued taxes	22,112	14,185
	$2,101,124	$1,876,325

10. Debt

Line of Credit

The Company has a revolving line of credit with a bank, which allows borrowings up to $12,000,000 that expires in February 2024. As further defined in the agreement, borrowings bear interest at either a fixed rate for a fixed term (2.36% per annum in excess of Daily Simple SOFR) or variable rate (Reference Rate) selected by management which was 6.91% for $6,500,000 and 8.00% for $710,652 of outstanding borrowings on the line of credit balance at June 30, 2023. The line of credit is secured by substantially all of the Company’s assets. As of June 30, 2023, the Company demonstrated that it was in compliance with all applicable covenants of the loan agreement.

While the line of credit has a maximum limit of $12,000,000, the formula basis allows the Company to borrow up to 80% of eligible accounts receivable and 50% of eligible inventory. Using this formula, the Company could borrow up to $9,334,156 against eligible assets as of June 30, 2023. As of June 30, 2023 the Company had borrowed $8,094,466, and had unused borrowing capacity of $1,239,690.

For the three months ended June 30, 2023 and 2022, interest expense on the line of credit totaled $140,343 and $41,811, respectively.

The components of the revolving line of credit consisted of the following:

	June 30, 2023	March 31, 2023
SOFAR	$7,000,000	$6,500,000
Excess of SOFAR	1,094,466	710,652
	$8,094,466	$7,210,652

Notes payable - bank

In July 2018, the Company entered into a term loan with a bank for $1,750,000. Under the agreement, the Company pays approximately $29,000 in monthly principal payments plus interest. During the three months ended June 30, 2023, interest paid on the loan approximated $2,400. The note matures in August 2023 and is secured by the Company’s assets. Borrowings bear interest at either a fixed rate (3.5% per annum in excess of SOFR rate) or variable rate (0.25% in excess of Reference Rate) as selected by management. The Company executed an interest- rate swap agreement to convert the variable interest rate to 6.56% fixed interest rate for the full term of the note. The fair value of the interest-rate swap is not material to the financial statements for the three months ended June 30, 2023 and has not been recorded.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

In September 2019, the Company entered into a term loan with a bank for $300,000. Under the agreement, the Company paid interest only from November 2019 through April 2020, and starting in May 2020, the Company made monthly payments of $5,000 plus interest. During the three months ended June 30, 2023, interest paid on the loan approximated $2,500. The note matures in April 2025 and is secured by the Company’s assets. Borrowings bear interest at either a fixed rate (3.5% per annum in excess of SOFR rate) or variable rate (0.25% in excess of Reference Rate) as selected by management.

For the three months ended June 30, 2023 and 2022, interest expense on notes payable with banks totaled $4,357 and $6,282, respectively.

The table below details the activity related to Notes Payable:

	July 2018 Note	September 2019 Note	Harmony Notes	Total
Balance, March 31, 2023	$145,834	$125,000	$—	$270,834
Issuances	—	—	400,000	400,000
Repayments	(87,500)	(15,000)	(100,000)	(202,500)
Balance, June 30, 2023	58,334	110,000	300,000	468,334
Plus: accrued interest	994	869	—	1,863
Total balance, June 30, 2023	$59,328	$110,869	$300,000	$470,197

Future scheduled maturities of Notes Payable are as follows:

For the Years Ending March 31,	Amount
Remainder of fiscal 2024	403,334
2025	60,000
2026	5,000
$468,334

Notes payable, current portion	$389,167
Notes payable, net of current portion	$79,167

Notes payable to Stauss Family Administrative Trust

The Company has notes payable to the Stauss Family Administrative Trust to repay loans made to the Company. Principal balance of $907,420 is due and payable in December 2024. Interest accrued at 5.5% per annum is paid quarterly and included in accrued expenses. The note is subordinated to the line of credit note payable to the bank and no payment is to be made on the note without prior approval from the bank.

For the three months ended June 30, 2023 and 2022, interest expense on notes payable to the Stauss Family Administrative Trust totaled $12,616 and $12,616, respectively.

11. Warrants

At the closing of the Merger, the Company issued certain consultants and advisors warrants to purchase an aggregate of 217,184 shares of Company common stock (the “Advisor Warrants”). The Advisor Warrants are exercisable any time ten years from the date of issuance, have an exercise price of $0.20 per share (adjusted for reverse stock split, $0.01 prior), and are classified within equity. As these are penny warrants (prior to reverse stock split), the Company determined the fair value of the Advisor Warrants of $301,572 using the intrinsic value method based on a stock price established in the Merger of $1.60 per share (adjusted for reverse stock split, $0.08 prior).

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

The following table provides the activity for all warrants for the three months ended June 30, 2023:

	Total Warrants	Weighted Average Remaining Term	Weighted Average Exercise Price
Outstanding as of March 31, 2023	—	—	$—
Issued	217,184	10.0	$0.20
Outstanding as of June 30, 2023	217,184	9.8	$0.20

12. Commitments and Contingencies

Legal Proceedings

ZRCN is engaged in procedures to protect its proprietary rights and has filed complaints with the Federal Trade Commission and the Customs and Border Patrol.

Zircon Corporation v. Stanley Black & Decker, Inc.

On December 9, 2019, Zircon filed a complaint against SBD in United States District Court for the Northern District of California and a First Amended Complaint on March 4, 2020, for infringement of Zircon’s US Patent Nos. 6,989,662, 7,148,703, 8,604,771, 9,475,185 and 6,259,241 and seeking damages and injunctive relief. On August 31, 2020, Zircon initiated a Complaint with the International Trade Commission (“ITC”) in Washington, D.C. against SBD and one of its subsidiaries, Black & Decker (U.S.), Inc. (together “SBD”) seeking an exclusion order barring the importation of SBD products into the U.S. based on the asserted infringement of one or more patents of Zircon by SBD’s accused products. The case is now in the hands of the Federal Circuit Court of Appeal (“FCCA”) and awaiting a trial date to be determined by the FCCA. While the outcome of the appeal cannot be predicted with certainty, the outcome of any decision with not have a material adverse effect on the Company.

All charges in connection with the litigation versus SBD have been expensed to date and no damage claim has been filed against Zircon in this matter.

Morgenthaler, et al. v. Zircon, et al.

Zircon is one of more than twenty (20) defendants named in a suit filed in Los Angeles County, California Superior Court on behalf of three family members injured in an accident between an automobile and a truck and trailer. The accident occurred in May 2017 and the complaint was filed on December 1, 2017. Zircon had no direct or indirect involvement in the accident and had no goods on the truck at the time of the accident. We believe that Zircon was named as a Defendant in the case based on a) its history of doing business with the Federally licensed freight carrier involved in the accident and b) a freight pick-up of goods for Zircon by the carrier scheduled for a time subsequent to the accident. The freight carrier’s vehicle had no goods of, or destined for, Zircon on board the vehicle at the time it was involved in the accident. The Company filed a Motion for Summary Judgement on May 23, 2022. The Plaintiffs have appealed. No specific damage amount against the Company has been specified by the plaintiffs.

In accordance with ASC 450, Contingencies, no amounts have been accrued for a loss contingency as it is neither probable nor estimable as of June 30, 2023.

Leases

The Company’s corporate headquarters in Campbell, California are leased from the trust of one of its former shareholders for approximately $19,195 per month under a lease expiring in December 2027. The lease requires the Company to pay utilities, maintenance and real estate taxes. Rent expense was $57,581 and $57,581 for the three months ended June 30, 2023 and 2022, respectively.

The Company leases office equipment through a lease that expires in June 2026 and requires monthly lease payments of $987 for a period of five years. The total lease expense for the three months ended June 30, 2023 amounted to $2,961.

The Company leases a vehicle through a lease that expires in July 2024 and requires monthly lease payments of $448 for a period of three years. The total lease expense for the three months ended June 30, 2023 amounted to $1,344.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

June 30, 2023
Assets:
Operating lease right-of-use assets	$907,836

Liabilities
Current liabilities:
Operating lease liability, current	188,619
Noncurrent liabilities:
Operating lease liability, net of current portion	735,235
Total operating lease liabilities	$923,854

The components of lease expense, which are included in selling, general and administrative expense, are as follows:

June 30, 2023
Components of lease cost:
Operating lease expense	$52,208
Total lease cost	$52,208

June 30, 2023
Weighted-average remaining lease term:
Operating leases (in years)	4.43

June 30, 2023
Weighted-average remaining discount rate:
Operating leases	7.00%

Future minimum lease payment under non-cancellable lease as of June 30, 2023 are as follows:

Maturities of lease liabilities	Operating Leases
Year ending March 31,
Remainder of fiscal 2024	$185,666
2025	243,527
2026	242,184
2027	233,301
2028 and thereafter	172,755
Total Minimum Lease Payments	1,077,433
Less effects of discounting	(153,579)
Present value of future minimum lease liabilities	923,854
Less current portion of operating lease liability	(188,619)
Operating lease liability, net of current portion	$735,235

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

13. Profit Sharing and 401(k) Plan

The Company has a defined contribution profit sharing plan for all eligible employees. Contributions to the profit sharing plan are determined annually by the Board of Directors. There were no profit sharing contributions made during the three months ended June 30, 2023 and 2022.

All eligible employees are also allowed to participate in the Company’s 401(k) plan. The Company’s contributions to the plan are based on a specified percentage of each participant’s eligible contribution, decided annually by the Board of Directors, as defined in the plan document. The Company’s contributions of $9,332 was accrued for the three months ended June 30, 2023 The Company’s contributions of $13,197 was accrued for the three months ended June 30, 2022. In May 2023, the Company paid $48,978 to the plan for the plan year ended March 31, 2023 and in May 2022, the Company paid $52,115 to the plan for the plan year ended March 31, 2022.

14. Subsequent Events

Loan Repayment

Section 13(k) of the Exchange Act provides that it is unlawful for a company, such as ours, that has a class of securities registered under Section 12 of the Exchange Act to, directly or indirectly, including through any subsidiary, extend or maintain credit in the form of a personal loan to or for any director or executive officer of the company. In March 2022, Zircon Corporation, our wholly-owned subsidiary, loaned our chief executive officer funds to pay certain tax obligations, which was still outstanding when we acquired Zircon in April 2023, which may have violated Section 13(k) of the Exchange Act as a result of the transition from private to public company accounting. The loan was repaid in August 2023 as soon as management became aware of the possible violation. The loan repayment was made by means of an offset to beneficial amounts of our chief executive officer in certain loans to the Company to which offset he did not object. Issuers that are found to have violated Section 13(k) of the Exchange Act may be subject to civil sanctions, including injunctive remedies and monetary penalties, as well as criminal sanctions. In accordance with ASC 450, Contingencies, no amounts have been accrued for a loss contingency as it is not estimable as of June 30, 2023. The imposition of any of such sanctions on us could have a material adverse effect on our business, financial position, results of operations or cash flows.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following management discussion and analysis of the financial position and results of operations (“MD&A”) should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included elsewhere in this Report. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those listed under “Forward-Looking Statements” and “Risk Factors” and those included elsewhere in this report.

OVERVIEW

Zircon is a Silicon Valley-based company operating in Northern California since 1977. leveraging its proprietary sensor-based technology across a mix of global markets, including commercial and residential buildings, government infrastructure and building information modeling. Zircon is focused on creating new, technical solutions for global applications in the areas of home and workplace safety, project efficiency, and structural data analysis.

Zircon benefits from a multi-generational customer base of professional contractors and do-it-yourselfers who rely on Zircon’s innovative and easy-to-use products to get the job done.

RESULTS OF OPERATIONS

During the quarter ended June 30, 2023, and the year, Zircon’s selected financial information is the following. All the data are presented in United States dollars.

Financial Position Analysis

The information presented as of June 30 and of the past one (1) year represents the consolidated information of ZRCN Inc.

	As of
	June 30, 2023	March 31, 2023
Assets	$24,634,025	$24,942,433
Liabilities	$16,253,450	$15,115,542
Equity	$8,380,575	$9,826,891

Assets

The total assets on June 30, 2023, were $24.6M compared to $24.9M on March 31, 2023, a decrease of $0.3M. Cash increased by $0.3M. Accounts receivable decreased by $0.9M. Inventory increased by $0.1M and Net Property and Equipment increased by $0.1M and Tax deposits increased by $0.1M.

Liabilities

Total liabilities on June 30, 2023, were $16.3M and $15.1M on March 31, 2023, an increase of $1.2M. The balance on the bank line of credit increased by $0.9M.

Equity

Total equity on June 30, 2023, was $8.4M compared to $9.8M on March 31, 2023, a decrease of $1.4M.

When an “S” Corporation, Zircon reported all its net income proportionally to each shareholder on an IRS form K-1. Each individual shareholder was then required to report the respective share of such income shown on such shareholder’s K-1 and pay the related income taxes on such shareholder’s individual tax return. Distributions to cover the resulting income taxes are made in the following calendar year. Zircon made such distributions to the shareholders for their respective tax payments on their allocated portion of the S corporation net income. Tax related distributions for fiscal 2021, income were made to Zircon’s shareholders on their respective shares of net income in the amount of $223K in April 2022. Tax related distributions for fiscal 2022 net income are due to be paid in October 2023 and are expected to be approximately $155K. Zircon has not yet prepared the tax returns for the fiscal year ending March 31, 2023. Zircon will also have to make a tax related distribution to the March 31, 2023, “S” shareholders in April 2024.

Operating Results Analysis

	For The Three Months Ended June 30,
	2023	2022

Net Sales	$6,566,890	$6,158,096
Cost of goods sold	3,623,431	3,566,720
Gross Profit	2,943,459	2,591,375

Operating Expenses
General & administrative	1,669,018	1,346,627
Marketing & selling	1,140,484	968,276
Research and development	484,515	447,062
Total Operating Expenses	3,294,017	2,761,965
Operating Income (Loss)	(350,558)	(170,590)

Other (Income) Expenses
Interest expense	157,316	60,708
Other loss	8,954	6,825
Loss on foreign currency translation	48,615	10,862
Total Other	214,885	78,395
(Loss) income before taxes	(565,443)	(248,985)
Income tax (expense) refund	100,067	(87,056)
Net (loss) income	$(465,376)	$(336,041)
Less: Net income attributable to non-controlling interests	(82,756)	120,314
Net (loss) income attributable to common stockholders	$(382,620)	$(456,355)

Sales revenue and gross margin

Zircon generated $6,566,890 in revenue during the quarter ended June 30, 2023. Zircon generated $6,158,096 in revenue during the quarter ended June 30, 2022. The difference of $408,794 between the corresponding periods is the result of retailers restocking their shelves with faster turning products after a period of reduced purchases.

Research and development

For the quarter ended June 30, 2023, Zircon incurred R&D expenditures of $484,515, including the salaries of researchers and materials, while Zircon incurred expenses of $447,062 during the comparable prior period for the year ended June 30, 2022. The difference of $37,453 between the corresponding periods is the result of the additional use of consulting services for product development.

Administrative expenses

For the quarter ended June 30, 2023, Zircon incurred total General & Administrative expenditures of $1,669,018, including salaries, while Zircon incurred $1,346,627 during the comparable quarter ended June 30, 2022. The difference of $322,391 between the corresponding periods is the result of an increase in finance and legal services associated with the reverse merger.

Marketing and Selling expenses.

Zircon increased its marketing and selling expenses by 18% or $172,208 when comparing the quarter ended June 30, 2023, to the quarter ended June 30, 2022. During much of the fiscal period, retailers experienced labor shortages which prevented them from stocking shelves and refilling peg hooks. Zircon engaged a service company to survey the stores and restock the peg hooks. The effort accounts for most of the increased spending.

Stock based compensation.

During the quarters ended June 30, 2023, and June 30, 2022, Zircon did not have any stock-based compensation.

Financial expenses

On January 23, 2023, Zircon completed its annual renewal and amended its line of Credit with Union Bank of California. The collateral-based line of credit is secured by accounts receivable, inventory and other assets giving Zircon $12M in maximum borrowing capacity. At the end of the quarter June 30, 2023, Zircon had a line balance of $8,094,466. On March 31, 2023, the line balance was $7,210,652. The line will be due or up for annual renewal on February 29, 2024.

Interest on the line of credit is based on an annual interest rate of 2.36% in excess of the Daily Simple Secured Overnight Financing Rate (SOFR). At the quarter ended June 30, 2023, SOFR was 4.63% while at the end of June 30, 2022, SOFR was at 0.16%. Interest payments to US Bank for the quarter ended June 30, 2023, were $136,566 while in the same quarter in 2022 Zircon paid $44,764 to Union Bank.

Zircon has notes payable to the Stauss Family Administrative Trust to repay loans made to Zircon. The principal balance of $907,420 is due and payable in December 2024. Interest accrued at 5.5% per annum is paid quarterly and included in accrued expenses. The note is subordinated to the line of credit payable to the bank and no payment is to be made on the note without prior approval from the bank.

Interest expense for the notes in the quarter ended June 30, 2023, was $4,357 while in the same period of 2022, the expense was $6,281.

Other comprehensive income (loss)

Zircon sells product to some of its customers in local currencies, notably in Canadian Dollars, Euros and British pounds. During the quarters ended June 30, 2023, and 2022 Zircon recorded foreign currency impacts of $3,961 and ($10,682) respectively. The difference of $14,643 between the corresponding periods is the result of foreign currency exchange rates.

Cash Flow Analysis

	For The Three Months Ended June 30,
	2023	2022
Operating activities	$534,870	$557,711
Investing activities	(776,533)	(164,546)
Financing activities	531,670	(206,083)

Effect of exchange rate fluctuation	3,961	(10,682)

Net increase (decrease) in cash	$293,968	$176,400

Operating Activities

During the quarter ended June 30, 2023, Zircon generated $0.5M in cash from operations. Depreciation and amortization added back $0.3M in cash while collections of accounts receivable contributed $0.7M and reduced prepayments added another $0.1M. An increase in inventory consumed $.01M, federal tax deposits and the addition of an operating lease consumed $0.2M of cash. Finally, the reduction of A/P used another $0.3M.

Investing Activities

The reverse merger with Harmony Energy consumed $518K of cash and the addition of PP&E consumed $256K.

Financing Activities

On January 23, 2023, Zircon renewed and amended its line of Credit with MUFG Union Bank. The collateral-based line of credit is secured by accounts receivable, inventory and other assets giving Zircon $12M in maximum borrowing capacity. As of June 30, 2023 the line balance was $8,094,466, an increase of $883,814 from the year ending March 31, 2023. During the period, the Company increased its line of credit balance by $0.9M and paid down notes payable by $0.1M. The Company also repaid $250K of Harmony debt.

Liquidity, Capital Resources and Sources of Financing

As of June 30, 2023, Zircon had a cash position of $322,983 and working capital of $ 6,226,114. Zircon believes it will have sufficient liquidity to fund its operations and operating capital needs for the next 12 months assuming renewal of its line of credit.

Information on Outstanding Securities

The following table sets out the number of common shares and warrants outstanding as of the date hereof:

Information on Outstanding Securities
Common shares issued and outstanding	9,948,272
Potential issuance of common shares
Warrants	217,184
Stock options	-
Fully diluted shares	10,165,456

Related Party Transactions

Zircon is a member of a controlled group of companies and has revenue and cost-sharing activities with other members of the controlled group. Results of operations and financial condition may not represent amounts that would have been reported if Zircon operated as an unaffiliated entity.

Zircon has an exclusive manufacturing and technical assistance agreement with Zircon de Mexico S.A. de C.V. (the “Contractor”), an entity which is owned by certain shareholders of Zircon. Under the terms of the agreement, Zircon provides materials, technical assistance, and expertise to the Contractor, and the Contractor assembles certain of Zircon’s products.

In September 2017, an affiliated company, Zircon Corporation Limited, was established in the United Kingdom to facilitate the sale of Zircon’s products to European customers and operations began during the year ended March 31, 2019. The ownership structure of the affiliate is similar to the ownership of Zircon.

Off-Balance Sheet Arrangements

ZRCN has no off-balance sheet arrangements.

Estimates, Judgments and Assumptions

ZRCN prepares its financial statements in accordance with US GAAP, which require management to make estimates and assumptions that affect the amounts of its assets and liabilities, the information provided with regard to future assets and liabilities as well as the amounts of revenues and expenses for the relevant periods. Readers are invited to refer the Note 2 of the financial statements for the quarter ending June 30, 2023, for details.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Foreign Currency Risk

Interest Rate Risk

ZRCN’s exposure to changes in interest rates relates primarily to Zircon’s cash, cash equivalents and outstanding debts.

Foreign Currency & Exchange Risk

ZRCN sources parts from foreign vendors and sells its products in various foreign markets around the world. Changes in foreign currency exchange for the purchase of components from vendors and the sale of products in foreign markets can have a material impact on the Company’s results of operations and liquidity. The Company hedge or take other steps to mitigate the impact from foreign currency exchange rates, but there is no guarantee that these efforts will be successful in every instance.

Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Material Weakness in Internal Control Over Financial Reporting

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2023 due to the following material weaknesses that our management identified in our internal control over financial reporting as of June 30, 2023:

1.	We do not have an Audit Committee — While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.
2.	We did not have internal accounting personnel who possess PCAOB knowledge and working experience as employees or as outside independent or paid consultants during the entire periods leading up to June 30, 2023.

Management has evaluated, and continues to evaluate, avenues for mitigating our internal controls weaknesses, and will continue to employ contract personnel and PCAOB accountants. Management expects to continue to use reasonable care in following and seeking improvements to effective internal control processes that have been and continue to be in use at the Company, especially through the employment PCAOC qualified and experienced accountants.

We have taken steps to remediate this material weaknesses as soon as practicable by implementing a plan to improve our internal control over financial reporting including, but not limited to, hiring additional staff who have PCAOB knowledge and working experience and/or maintaining outside consultants experienced in PCAOB financial reporting as well as in SEC reporting requirements. Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company is engaged in legal proceedings in the normal course of its business operations. Information regarding current Legal Proceedings, appears in Part I - “Legal Proceedings” of our 2023 Form 8K/A filed with the Securities and Exchange Commission on August 22, 2023. There have been no material changes from the disclosures set forth in our August 22, 2023, Form 8-K/A.

Item 1A. Risk Factors

Information regarding the primary risks and uncertainties that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements, appears in Part I, Item 1A - “Risk Factors” of our 2023 Form 8K/A filed with the Securities and Exchange Commission on August 22, 2023. There have been no material changes from the risk factors set forth in our August 22, 2023, Form 8-K/A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not made any sales of unregistered securities of our common stock during the period from April 1, 2023, through June 30, 2023.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the last fiscal quarter, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated by any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZRCN INC.

Date: September 25, 2023	By:	/s/ John Stauss
	Name:	John Stauss
	Title:	Chairman and Chief Executive Officer

Date: September 25, 2023	By:	/s/ Ronald Bourque
	Name:	Ronald Bourque
	Title:	Chief Financial Officer and Director

