Form 10-Q
period 2023-09-30
ZRCN Inc.
filed 2023-11-14
CIK 1901297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, 9,948,272 shares of common stock were issued and outstanding.

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

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

ZRCN Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	March 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$243,118	$29,015
Accounts receivable, net of allowance for doubtful accounts of approximately $13,000 and $10,000, respectively	9,701,031	7,524,428
Inventory, net	14,583,185	13,137,101
Prepaid expenses and other assets	472,357	551,050
Total current assets	24,999,691	21,241,594

Property and equipment, net	1,945,495	1,779,615
Operating lease right-of-use assets	855,628	960,044
Federal tax deposit	213,016	134,600
Intangible assets, net	767,387	807,385
Deposits	19,195	19,195
Total assets	$28,800,412	$24,942,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$8,915,980	$7,210,652
Accounts payable	6,263,046	3,881,323
Accrued expenses	2,284,709	1,876,325
Notes payable, current portion	327,500	205,834
Operating lease liability, current	191,042	185,357
Total current liabilities	17,982,277	13,359,491

Notes payable, net of current portion	—	65,000
Operating lease liability, net of current portion	691,594	783,631
Notes payable to Stauss Family Administrative Trust	667,230	907,420
Total liabilities	19,341,101	15,115,542

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Common stock; at $0.0001 par value, 20,000,000 shares authorized, 9,948,272 and 500,000 shares issued and outstanding as of September 30, 2023 and March 31, 2023	995	50
Accumulated other comprehensive income	116,731	16,010
Note receivable from stockholder	—	(240,190)
Retained earnings	8,015,666	8,629,509
Total equity attributable to ZRCN	8,133,392	8,405,379
Non-controlling interests in variable interest entities	1,325,919	1,421,512
Total stockholders’ equity	9,459,311	9,826,891
Total liabilities and stockholders’ equity	$28,800,412	$24,942,433

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

ZRCN Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Net sales	$9,261,868	$8,650,475	$15,828,758	$14,808,570
Cost of sales	4,871,359	5,261,286	8,494,790	8,828,006
Gross profit	4,390,509	3,389,189	7,333,968	5,980,564

Operating expenses:
General and administrative	1,720,249	1,462,088	3,389,267	2,808,715
Marketing and selling	1,034,913	1,160,456	2,175,397	2,128,732
Research and development	503,742	500,017	988,257	947,079
Total operating expenses	3,258,904	3,122,561	6,552,921	5,884,526
Income from operations	1,131,605	266,628	781,047	96,038

Other expenses:
Interest expense	175,453	102,196	332,769	162,904

Other expenses	10,481	6,744	19,435	13,569
(Gain) loss on foreign currency transactions	(41,853)	(7,593)	6,762	3,269
Total other expenses	144,081	101,347	358,966	179,742

Income (loss) before income taxes	987,524	165,281	422,081	(83,704)
Income tax expense	(132,904)	(202,601)	(32,837)	(102,534)
Net income (loss)	$854,620	$149,803	$389,244	$(186,238)
Less: Net (loss) income attributable to non-controlling interests	(12,837)	33,944	(95,593)	154,258
Net income (loss) attributable to common stockholders	$867,457	$115,859	$484,837	$(340,496)

Net income (loss)	$854,620	$149,803	$389,244	$(186,238)
Change in foreign currency translation adjustment	(16,074)	340	100,721	(3,714)
Comprehensive income (loss)	838,546	150,143	489,965	(189,952)
Less: Net (loss) income attributable to non-controlling interests	(12,837)	33,944	(95,593)	154,258
Less: Other comprehensive income (loss) attributable to noncontrolling interest	(16,074)	340	100,721	(3,714)
Comprehensive income (loss) attributable to ZRCN common stockholders	$867,457	$115,859	$484,837	$(340,496)

Net income (loss) per share:
Basic	0.09	0.23	0.05	(0.68)
Diluted	0.09	0.23	0.05	(0.68)

Weighted average common shares outstanding:
Basic	9,948,272	500,000	9,192,410	500,000
Diluted	9,986,882	500,000	9,231,020	500,000

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ZRCN Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Note Receivable from	Retained	Total Equity Attributable	Non-controlling	Total Stockholders’
	Shares	Amount	Income	Stockholder	Earnings	to ZRCN	Interests	Equity
Balance - March 31, 2023	500,000	$50	$16,010	$(240,190)	$8,629,509	$8,405,379	$1,421,512	$9,826,891
Merger with Harmony	9,448,272	945	—	—	(1,098,680)	(1,097,735)	—	(1,097,735)
Change in foreign currency translation adjustment	—	—	116,795	—	—	116,795	—	116,795
Net loss	—	—	—	—	(382,620)	(382,620)	(82,756)	(465,376)
Balance - June 30, 2023	9,948,272	$995	$132,805	$(240,190)	$7,148,209	$7,041,819	$1,338,756	$8,380,575
Change in foreign currency translation adjustment	—	—	(16,074)	—	—	(16,074)	—	(16,074)
Repayment of Note Receivable from Stockholder	—	—	—	240,190	—	240,190	—	240,190
Net income (loss)	—	—		—	867,457	867,457	(12,837)	854,620
Balance - September 30, 2023	9,948,272	$995	$116,731	$—	$8,015,666	$8,133,392	$1,325,919	$9,459,311

	Common Stock		Accumulated Other Comprehensive	Note Receivable from	Retained	Total Equity Attributable	Non-controlling	Total Stockholders’
	Shares	Amount	Income	Stockholder	Earnings	to ZRCN	Interests	Equity
Balance - March 31, 2022	500,000	$50	$4,565	$(211,390)	$9,520,102	$9,313,327	$1,188,643	$10,501,970
Stockholder distributions	—	—	—	—	(223,021)	(223,021)	—	(223,021)
Change in foreign currency translation adjustment	—	—	(4,054)	—	—	(4,054)	—	(4,054)
Net income (loss)	—	—	—	—	(456,355)	(456,355)	120,314	(336,041)
Balance - June 30, 2022	500,000	$50	$511	$(211,390)	$8,840,726	$8,629,897	$1,308,957	$9,938,854
Change in foreign currency translation adjustment	—	—	340	—	—	340	—	340
Net income	—	—	—	—	115,859	115,859	33,944	149,803
Balance - September 30, 2022	500,000	$50	$851	$(211,390)	$8,956,585	$8,746,096	$1,342,901	$10,088,997

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ZRCN Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$389,244	$(186,238)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	283,957	520,275
Amortization of intangible assets	40,050	44,611
Amortization of right-of-use assets	104,416	—
Impairment of intangible assets	—	5,995
Bad debt expense	3,657	(1,561)
Loss on foreign currency transactions	6,762	3,269
Changes in operating assets and liabilities:
Accounts receivable, net	(2,181,258)	(1,202,370)
Inventory, net	(1,446,084)	266,286
Prepaid expenses and other assets	81,186	590,836
Federal tax deposit	(78,416)	(424,474)
Accounts payable	2,206,052	(186,617)
Accrued expenses and other current liabilities	551,490	393,499
Operating lease liabilities	(86,352)	—
Net cash used in operating activities	(125,296)	(176,489)

CASH FLOWS FROM INVESTING ACTIVITIES
Effect of Harmony Merger, net of cash acquired	(518,611)	—
Investment in intangible assets	—	(79,938)
Purchase of property and equipment	(355,882)	(188,966)
Net cash used in investing activities	(874,493)	(268,904)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(175,834)	(205,000)
Repayment of debt assumed in Harmony Merger	(317,144)	—
Distributions to stockholders	—	(223,021)
Net borrowing on line of credit	1,705,328	793,223
Net cash provided by financing activities	1,212,350	365,202

Effect of exchange rate fluctuations on cash	1,542	(6,901)

Net increase (decrease) in cash	214,103	(87,092)
Cash at beginning of period	29,015	266,276
Cash at end of period	$243,118	$179,184

Supplemental disclosure of cash flow information:
Cash paid for interest	$130,756	$94,247
Cash paid for taxes	$78,416	$—
Noncash investing and financing activities:
Common stock issued in connection with Harmony merger	$18,900	$—
Fair value of Advisor Warrants issued to effectuate Harmony Merger	$301,572	$—
Assets acquired in Harmony Merger	$663	$—
Liabilities assumed in Harmony Merger	$579,761	$—
Noncash settlement of Stauss note payable for settlement of note receivable from stockholder	$240,190	$—

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

1. Organization

The Business

On April 14, 2023 (the “Closing Date”), Zircon Corporation (“Zircon”) effectuated a merger and reorganization with Harmony Energy Technologies, Inc. (“Harmony”), a Delaware Corporation, ZRCN Inc., a California corporation and a wholly owned subsidiary of Harmony (the “Merger Sub”); and Zircon. The merger leverages Zircon’s sensor-based, ASIC (“Application-Specific Integrated Circuits”) processor technology and patent portfolio, to accelerate growth in its product lines and global markets as a publicly traded company. The combination of Harmony and Zircon was effectuated through a merger (the “Merger”) of Merger Sub into Zircon. The separate existence of Merger Sub ceased, and Merger Sub was merged with and into Zircon (Zircon, as the surviving corporation following the Merger). Upon completion of the Merger, Harmony changed its name to ZRCN Inc. (“ZRCN” or the “Company”). While Harmony was the legal acquirer of Zircon in the Merger, the Merger is treated as a reverse recapitalization, whereby Zircon is deemed to be the accounting acquirer, and the historical financial statements of Zircon became the historical financial statements of Harmony (renamed ZRCN Inc.) upon the closing of the Merger. Under this method of accounting, Harmony was treated as the “acquired” company and Zircon is treated as the acquirer for financial reporting purposes.

Accordingly, for accounting purposes, the Merger was treated as the equivalent of Zircon issuing stock for the net assets of Harmony, accompanied by a recapitalization. The net assets of Harmony were stated at historical cost, with no goodwill or other intangible assets recorded.

Zircon was incorporated in California in 1977. The Company, through Zircon, is principally engaged in the design and manufacture of electronic-based consumer hardware and sells its products primarily to retail outlets located throughout the United States, Canada, Japan and Europe. The Company and Zircon operate from their headquarters located in Campbell, California and an affiliate entity of Zircon, Zircon de Mexico S.A. de C.V., located in Ensenada, Mexico. The operations of the Company and Zircon are supported also by an affiliated entity of Zircon, Zircon Corporation Limited, located in the United Kingdom.

2. Liquidity

As of September 30, 2023, the Company had $243,118 in cash and working capital of $7,052,414. To date, ZRCN has been financed primarily through retained earnings and secured loans. The loans are secured by accounts receivable, inventory and fixed assets. The Company believes that it has sufficient liquidity to fund its operations and operating capital needs for the next 12 months as well as meet its obligations as they become due in 2023 and 2024.

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

The financial information included herein should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report for the year ended March 31, 2023, in our Form 8-K/A.

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

Reverse Stock Split

On May 10, 2023, ZRCN authorized a 1:20 reverse split of its common shares outstanding, pursuant to a majority vote of stockholders as provided under Section 228 of the Delaware General Corporation Law (DGCL). As a result, ZRCN made an amendment to the Certificate of Incorporation of the Corporation to affect a reverse split of the Common Stock whereby each twenty (20) issued and outstanding shares of Common Stock was exchanged for one (1) share of Common Stock. Each resulting fractional share of Common Stock was rounded up to the next nearest whole share of Common Stock and with no change to the authorized shares of Common Stock. The effect of the reverse stock split reduced the number of common shares outstanding from 198,964,500 to 9,948,272. All references to common stock, stock warrants to purchase common stock, share data, per share data and related information contained in these unaudited consolidated financial statements have been retrospectively adjusted to reflect the effect of the reverse stock split for all periods presented.

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

The Company has determined that ZDM and Zircon UK are variable interest entities with the Company’s wholly owned subsidiary, Zircon, as the primary beneficiary, and thus the Company, with the ability to exercise control, as determined under the guidance of ASC 810. In its determination, management considered the following qualitative and quantitative factors:

a.	the overall purpose and design of the entities, which exist primarily for the benefit of or on behalf of the Company and

b.	the Company’s contractual and common control arrangements with the VIEs, through which it gains both the power to direct the activities that most significantly impact their economic performance, and the obligation to absorb losses and receive benefits that potentially could be significant to the VIEs.

c.	the equity at risk of the entities is not sufficient to finance the entities’ activities without additional subordinated financial support by the Company (i.e., the entities are thinly capitalized).

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Significant estimates used in preparing these unaudited consolidated financial statements include the allowance for doubtful accounts, Allowance for inventory obsolescence, allocation of overhead to inventory, estimated future benefit and fair value of intangible assets, accrued rebates and advertising allowances, useful lives and depreciation methods of property and equipment, and uncertain tax positions. It is at least reasonably possible that the significant estimates used will change within the next year.

Cash

The carrying value of cash approximates fair value due to the short-term nature of the instruments. From time to time, the Company may be in the position of a “book overdraft” in which outstanding checks exceed cash. The Company classifies book overdrafts in accounts payable within its condensed consolidated balance sheets, and classifies the change in accounts payable associated with book overdrafts as an operating activity within its unaudited condensed consolidated statements of cash flows. As of September 30, 2023, the book overdraft included within accounts payable was $788,783. As of March 31, 2023, the Company did not have any book overdrafts included within accounts payable.

Accounts Receivable, Net

The Company provides credit without requiring collateral, in the normal course of business, to credit- worthy customers as determined by management’s review of references and credit reports. Bad debts are charged against the allowance for doubtful accounts. The allowance is adjusted to provide a specific and general allowance for estimated uncollectible accounts, which is based on management’s judgment. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Based on management’s assessment of the credit history with customers having outstanding balances and current relationships with them, management believes that losses on balances outstanding will not exceed the allowance.

Accounts receivable consisted of the following:

	September 30, 2023	March 31, 2023
Accounts receivable	$9,714,453	$7,534,193
Less allowance for doubtful accounts	(13,422)	(9,765)
Accounts receivable, net	$9,701,031	$7,524,428

Activity related to the Company’s allowance for doubtful accounts was as follows:

	September 30, 2023	March 31, 2023
Balance, beginning of period	$9,765	$115,129
Bad debt allowance	3,657	(1,561)
Write-offs	—	(103,803)
Balance, end of period	$13,422	$9,765

Inventory, Net

Inventories, which consist primarily of raw materials and finished goods, are stated at the lower of cost or net realizable value. The Company states inventory cost utilizing the first-in, first-out (FIFO) method. Labor and overhead associated with inventory purchases are estimated and capitalized in inventory. The need for an allowance for inventory obsolescence is based on an evaluation of slow-moving or obsolete inventory. Obsolescence allowance was estimated at $453,425 and $487,830 as of September 30, 2023 and March 31, 2023.

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

Concentration of Business and Credit Risk

As of September 30, 2023, the Company maintained deposits in a single bank that exceeded the federal insured deposit limit of the Federal Deposit Insurance Corporation (FDIC).

During the three months ended September 30, 2023 and 2022 the company generated approximately 65% and 67% of its total revenue from two customers, respectively. During the six months ended September 30, 2023 and 2022 thee company generated approximately 64% and 64% of its total revenue from two customers, respectively.

Fair Value of Financial Instruments

In accordance with FASB ASC 820 Fair Value Measurements and Disclosures, the Company uses a three-level hierarchy for fair value measurements of certain assets and liabilities for financial reporting purposes that distinguishes between market participant assumptions developed from market data obtained from outside sources (observable inputs) and our own assumptions about market participant assumptions developed from the best information available to us in the circumstances (unobservable inputs). The fair value hierarchy is divided into three levels based on the source of inputs as follows:

a.	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;
b.	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active; and
c.	Level 3 – inputs to the valuation methodology are unobservable and insignificant to the fair value measurement.

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company believes the carrying amounts of its cash equivalents, accounts receivable, other current assets, other assets, accounts payable, accrued expenses, and other current liabilities approximated their fair values as of September 30, 2023 and March 31, 2023 due to their short-term nature. Management measures intangible assets at fair value on a non-recurring basis using internally developed assumptions about the market as there is no market activity available. All carrying amounts of other applicable assets and liabilities on the Company’s balance sheet approximate fair value. For long-term debt, the estimated fair value approximates its carrying value, as the interest rate is in line with the market interest rates for this type of debt.

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

As of April 14, 2023, the Zircon’s election to be an S Corporation under the Internal Revenue Code was no longer in effect.

Net Income (Loss) Per Share

Basic net income (loss) per share of common stock is computed by dividing net gain or loss attributable to ZRCN by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share excludes, when applicable, the potential impact of common stock warrant shares and other dilutive instruments because their effect would be anti-dilutive. Diluted gain per share, when applicable, includes the warrant shares because their effect would be dilutive. The Company had no dilutive instruments outstanding as of September 30, 2022. The dilutive securities outstanding are as follows:

	September 30, 2023	September 30, 2022
Common stock warrants	217,184	—

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

ROU assets and lease liabilities are recognized at commencement date and determined using the present value of the future minimum lease payments over the lease term. The Company uses an incremental borrowing rate based on estimated rate of interest for collateralized borrowing since the Company’s leases do not include an implicit interest rate. The estimated incremental borrowing rate considers market data, actual lease economic environment, and actual lease term at commencement date. The lease term may include options to extend when it is reasonably certain that the Company will exercise that option. The Company recognizes lease expense on a straight-line basis over the lease term.

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

Zircon agreed to pay the operating liabilities of Harmony, up to and including an aggregate of $179,762 through December 31, 2022, which amount included outstanding operating liabilities related to auditing fees, services fees, transfer agent fees, travel reimbursements and accrued and unpaid salaries as of such date; (iii) Harmony loans and notes outstanding totaling $576,881 were fully settled for $400,000, with $100,000 paid upon closing of the Acquisition and $75,000 being paid in four subsequent quarterly payments commencing on the last day of the first full calendar quarter following closing. As of September 30, 2023, the Company has repaid $249,644 to the creditors.

Zircon paid transaction costs of $518,636 for legal and advisory services and issued warrants to purchase an aggregate 217,184 shares of common stock to advisors who provided services to effectuate the Merger which had a fair value determined to be $301,572 and are included in the transaction costs and advisory fees allocated to ZRCN equity (refer to Note 11 for further detail regarding these warrants).

The following table reconciles the elements of the Merger to the unaudited consolidated statements of changes in stockholders’ equity for the six months ended September 30, 2023:

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

Debt Settlement Agreement

In connection with the Merger, the Company entered into debt settlement agreements (the “Debt Settlement Agreements”) with certain third-party creditors of the Company under which the Company agreed to make certain payments over the next 12 months to the creditors in satisfaction of an aggregate of $400,000 which was owed to them. As of September 30, 2023, the Company has repaid $167,500 to the creditors. The remaining balance of $232,500 is recorded as a component of notes payable, current portion on the Company’s balance sheet.

5. Revenue

Disaggregation of Revenue from Contracts with Customers

Revenue disaggregated according to the timing of transfer of goods or services (e.g., at a point in time) for the three and six months ended September 30, 2023 and 2022, were as follows:

Revenue generated per major product line	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Six Months Ended September 30, 2023	For the Six Months Ended September 30, 2022
Stud sensor edge	$5,837,322	$5,363,427	$9,689,659	$9,156,576
Multifunctional scanners	1,186,352	1,341,140	2,253,473	2,037,461
Stud sensor center	1,354,703	1,054,335	2,447,040	2,020,751
Target control products	463,090	483,624	778,471	867,765
Other	420,401	407,949	660,115	726,017
Total Revenue	$9,261,868	$8,650,475	$15,828,758	$14,808,570

Revenue disaggregated according to the geographical location of customers for the for the three and six months ended September 30, 2023 and 2022, were as follows:

Revenue by geographic location of customers	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Six Months Ended September 30, 2023	For the Six Months Ended September 30, 2022
United States	$8,510,546	$7,947,955	$14,225,839	$13,200,902
Canada	358,681	367,694	784,154	802,015
Europe	18,017	85,458	100,083	210,511
Japan	151,735	127,212	429,258	371,064
UK	19,577	1,762	19,577	1,762
Others	203,312	120,394	269,847	222,316
Total Revenue	$9,261,868	$8,650,475	$15,828,758	$14,808,570

6. Inventory

Inventory consisted of the following:

	September 30, 2023	March 31, 2023
Finished goods	$8,952,775	$6,646,408
Raw materials	3,667,659	5,031,007
Work in process	2,416,176	1,947,516
Allowance for slow-moving and obsolete inventory	(453,425)	(487,830)
	$14,583,185	$13,137,101

7. Property and Equipment

Property and equipment consisted of the following:

	September 30, 2023	March 31, 2023
Manufacturing equipment	$8,936,443	$8,694,039
Computer equipment	2,744,199	2,744,199
Leasehold improvements	1,198,540	1,181,382
Furniture and office equipment	937,594	923,381
Vehicles	274,380	273,499
	14,091,156	13,816,500
Construction in progress	719,584	560,712
	14,810,740	14,377,212
Less accumulated depreciation and amortization	(12,865,245)	(12,597,597)
	$1,945,495	$1,779,615

For the three and six months ended September 30, 2023, depreciation and amortization expense was $104,419, and $283,957, respectively. For the three and six months ended September 30, 2022, depreciation and amortization expense was $260,737 and $520,275, respectively.

Construction in progress consists of assets and technologies under development. The company starts depreciation once the assets are completed and placed in service.

8. Intangible Assets

Acquired identifiable intangible assets are valued at the acquisition date primarily by using a discounted cash flow method.

The company’s intangible assets consisted of the following:

	September 30, 2023			March 31, 2023
Finite-lived intangible assets (1):	Intangibles, Gross	Accumulated Amortization	Intangibles, Net	Intangibles, Gross	Accumulated Amortization	Intangibles, Net
Patents issued and pending	$2,272,570	$(1,577,130)	$695,440	$2,272,278	$(1,541,795)	$730,483
Exclusivity rights and licenses	167,542	(95,595)	71,947	167,542	(90,640)	76,902
Total finite-lived intangible assets	$2,440,112	$(1,672,725)	$767,387	$2,439,820	$(1,632,435)	$807,385

Finite-lived intangible assets (1):	2023 Weighted Average Life Remaining
Patents issued and pending	14.8
Exclusivity rights and licenses	6.3

(1)	Finite-lived intangible assets have estimated useful lives of five to fifteen years, and are being amortized to operating expenses on a straight-line basis.

For the three and six months ended September 30, 2023 the amortization expense of intangible assets amounted to $20,119, and $40,050, respectively. For the three and six months ended September 30, 2022 the amortization expense of intangible assets amounted to $22,362 and $44,611, respectively.

The Company evaluates intangible assets for impairment and writes off assets that are not used in any products.

Expected future amortization expense of acquired finite-lived intangible assets as of September 30, 2023 is as follows:

For the Years Ending March 31,	Amount
Remainder of fiscal 2024	$31,865
2025	66,846
2026	66,087
2027	65,972
2028	64,800
Thereafter	471,817
$767,387

9. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2023	March 31, 2023
Rebates	$630,255	$447,959
Vacation	425,799	445,602
Payroll and related	321,512	343,696
Sales expense	339,517	235,779
Professional services	170,115	193,853
Advertising allowance	279,734	165,291
Interest	80,095	29,960
Accrued taxes	37,682	14,185
	$2,284,709	$1,876,325

10. Debt

Line of Credit

The company has a revolving line of credit with a bank, which allows borrowings up to $12,000,000 that expires in February 2024. As further defined in the agreement, borrowings bear interest at either a fixed rate for a fixed term (2.36% per annum in excess of Daily Simple SOFR) or variable rate (Reference Rate) selected by management which was 6.91% for $6,500,000 and 8.00% for $1,915,980 of outstanding borrowings on the line of credit balance at September 30, 2023. The line of credit is secured by substantially all of the company’s assets. As of September 30, 2023, the company demonstrated that it was in compliance with or has obtained waivers for all applicable covenants of the loan agreement.

While the line of credit has a maximum limit of $12,000,000, the formula basis allows the company to borrow up to 80% of eligible accounts receivable and 50% of eligible inventory. Using this formula, the company could borrow up to $11,709,745 against eligible assets as of September 30, 2023. As of September 30, 2023 the Company had borrowed $8,915,980, and had unused borrowing capacity of $2,793,765.

On November 8, 2023, Zircon Corporation (“Zircon”), a subsidiary of ZRCN Inc. (the “Company”), entered into an amendment (the “Amendment”) to the Loan Agreement, dated as of January 23, 2023, and the related Commercial Promissory Note (Base Rate) dated January 27, 2023 in the original principal amount of $12,000,000 (the “2023 Note”) and that certain Commercial Promissory Note (Base Rate) dated September 30, 2019 in the original principal amount of $300,000 (the “2019 Note,” and together with the 2023 Note, the “Notes”) with U.S. Bank National Association (the “Bank”), as successor in interest to Union Bank, N.A. Capitalized terms used and not otherwise defined in this section of this report have the meanings ascribed to such terms in the Loan Agreement and the Notes.

Pursuant to the Amendment, the Bank waived Zircon’s existing defaults under the Loan Agreement for its failure to comply with certain covenants set forth in the Loan Agreement as the result of, without limitation, Zircon’s reverse merger with the Company. In addition, the Amendment, among other things, (i) amended the aggregate amount available under the 2023 Note after December 31, 2023 from $12,000,000 to $10,000,000, (ii) eliminated the Supply Chain Finance Sublimit, (iii) amended the maturity date of the 2019 Note to February 29, 2024, (iv) inserted an inventory sublimit in the definition of Borrowing Base in the Loan Agreement, (v) included a provision that required Zircon to reduce the amount set forth under the 2023 Note by twenty-five percent (25%) of the amount of net proceeds received by the Company from any sale of its capital stock in excess of the amount of funds disclosed in the offering to be specifically committed and applied to the project described therein (which shall not include any contingency line items), (vi) included a corporate guarantee under the Loan Agreement and the Notes by the Company, (vii) amended the minimum fixed charge coverage ratio to be less than 1.25 to 1.00 and (viii) added a new provision restricting payment and dividends by Zircon

For the three and six months ended September 30, 2023, interest expense on the line of credit totaled $140,343 and $300,659. For the three and six months ended September 30, 2022, interest expense on the line of credit totaled $41,811 and $124,095, respectively.

The components of the revolving line of credit consisted of the following:

	September 30, 2023	March 31, 2023
SOFR	$7,000,000	$6,500,000
Excess of SOFR	1,915,980	710,652
	$8,915,980	$7,210,652

Notes payable - bank

In July 2018, the company entered into a term loan with a bank for $1,750,000. Under the agreement, the company pays approximately $29,000 in monthly principal payments plus interest. During the three months ended September 30, 2023, interest paid on the loan approximated $3,300. The note matures in August 2023 and is secured by the company’s assets. Borrowings bear interest at either a fixed rate (3.5% per annum in excess of Secured Overnight Financing Rate (“ SOFR”) rate) or variable rate (0.25% in excess of Reference Rate) as selected by management. The company executed an interest- rate swap agreement to convert the variable interest rate to 6.56% fixed interest rate for the full term of the note. The fair value of the interest-rate swap is not material to the financial statements for the three and six months ended September 30, 2023 and has not been recorded.

In September 2019, the company entered into a term loan with a bank for $300,000. Under the agreement, the company paid interest only from November 2019 through April 2020, and starting in May 2020, the company made monthly payments of $5,000 plus interest. During the three months ended September 30, 2023, interest paid on the loan approximated $4,000. The note originally matured in April 2025 and is secured by the company’s assets. Subsequent to September 30, 2023, the Company and the bank entered into an agreement whereby the note would mature in February 2024 and the Company has reflected all amounts due as current. Borrowings bear interest at either a fixed rate (3.5% per annum in excess of SOFR rate) or variable rate (0.25% in excess of Reference Rate) as selected by management.

For the three and six months ended September 30, 2023, interest expense on notes payable with banks totaled $2,383 and $6,740, respectively. For the three and six months ended September 30, 2022, interest expense on notes payable with banks totaled $7,157 and $13,439, respectively.

The table below details the activity related to the Notes payable - bank:

	July 2018 Note	September 2019 Note	Harmony Notes	Total
Balance, March 31, 2023	$145,834	$125,000	$—	$270,834
Issuances	—	—	400,000	400,000
Repayments	(87,500)	(15,000)	(100,000)	(202,500)
Balance, June 30, 2023	58,334	110,000	300,000	468,334
Plus: accrued interest	994	869	—	1,863
Total balance, June 30, 2023	59,328	110,869	300,000	470,197
Plus: accrued interest	(89)	607	—	519
Repayments	(58,334)	(15,000)	(67,500)	(140,834)
Total balance, September 30, 2023	$905	$96,476	$232,500	$329,881

Future scheduled maturities of notes payable - bank are as follows:

For the Period Ending September 30,	Amount
Remainder of fiscal 2024	$327,500
$327,500

Notes payable, current portion	$327,500

Notes payable to Stauss Family Administrative Trust

The Company has notes payable to the Stauss Family Administrative Trust to repay loans made to the company. Principal balance of $667,230 is due and payable in December 2024. Interest accrued at 5.5% per annum is paid quarterly and included in accrued expenses. The note is subordinated to the line of credit note payable to the bank and no payment is to be made on the note without prior approval from the bank. In the second quarter of 2023, a portion of the note payable to Stauss Family Administrative Trust was settled as a non cash transaction against the note receivable from stockholder for $240,190.

For the three and six months ended September 30, 2023 the interest expense on notes payable to the Stauss Family Administrative Trust totaled $12,754 and $25,370, respectively. For the three and six months ended September 30, 2022 the interest expense on notes payable to the Stauss Family Administrative Trust totaled $12,754 and $25,370, respectively.

Loan Repayment

Section 13(k) of the Exchange Act provides that it is unlawful for a company, such as ours, that has a class of securities registered under Section 12 of the Exchange Act to, directly or indirectly, including through any subsidiary, extend or maintain credit in the form of a personal loan to or for any director or executive officer of the company. In March 2022, Zircon Corporation, the Company’s wholly-owned subsidiary, loaned our chief executive officer funds to pay certain tax obligations, which was still outstanding when we acquired Zircon in April 2023, which may have violated Section 13(k) of the Exchange Act as a result of the transition from private to public company accounting. The loan was repaid in August 2023 as soon as management became aware of the possible violation. The loan repayment was made by means of an offset to beneficial amounts of our chief executive officer in certain loans to the company to which offset he did not object. Issuers that are found to have violated Section 13(k) of the Exchange Act may be subject to civil sanctions, including injunctive remedies and monetary penalties, as well as criminal sanctions. In accordance with ASC 450, Contingencies, no amounts have been accrued for a loss contingency as it is not estimable as of September 30, 2023. The imposition of any of such sanctions on us could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

The following table provides the activity for all warrants for the three and six months ended September 30, 2023:

	Total Warrants	Weighted Average Remaining Term	Weighted Average Exercise Price
Outstanding as of March 31, 2023	—	—	$—
Issued	217,184	10.0	$0.20
Outstanding as of September 30, 2023	217,184	9.6	$0.20

12. Commitments and Contingencies

Legal Proceedings

ZRCN is engaged in procedures to protect its proprietary rights and has filed complaints with the Federal Trade Commission and the Customs and Border Patrol.

Zircon Corporation v. Stanley Black & Decker, Inc.

Zircon is Appellant from an adverse ruling by the International Trade Commission (“ITC”) in an investigation before the ITC in which Zircon sought an injunction to prevent Stanley, Black & Decker, Inc. and its wholly owned subsidiary, Black & Decker (U.S.), Inc. (together “SBD”) from importing and selling in the United States certain products alleged by Zircon to infringe its patents. The appeal was initiated by Zircon following the ruling by the ITC overturning the decision by Judge Charles Bullock, Presiding Judge of the ITC issued on October 7, 2021, finding that three patents at issue in the investigation were both valid and practiced by Zircon and that SBD infringed Zircon’s auto recalibration patent. The Commission found that while Zircon’s auto recalibration patent met all objective requirements for validity, it reversed the Presiding Judge on the subjective requirement of non-obviousness. Zircon then timely appealed to the Federal Circuit Court of Appeal (“FCCA”) and is waiting for notice from the Court as to when the matter will be placed on its calendar for a de novo hearing. Zircon is also plaintiff in a Federal District Court action in the Northern District of California against SBD, which is on stay pending the disposition of the ITC matter in the FCCA. The ITC is not a forum for damages, only an exclusion order. However, a reversal of the ITC finding will enable Zircon to proceed with its damages action claim in the Northern District case. All charges in connection with the litigation versus SBD have been expensed to date and no damage claim has been filed against Zircon in this matter.

Morgenthaler, et al. v. Zircon, et al.

The company is one of more than twenty (20) defendants named in a suit filed in Los Angeles County, California Superior Court on behalf of three family members injured in an accident between an automobile and a truck and trailer. The accident occurred in May 2017 and the Complaint was filed on December 1, 2017. The company is represented in the case by insurance defense lawyers selected and paid for by the company’s liability insurance carrier, The Travelers Indemnity company. The company had no direct or indirect involvement in the accident and had no goods on the truck at the time of the accident. The company was named as a Defendant in the case based on a) its history of having done business over a number of years with the Federally licensed freight carrier involved in the accident and b) a freight pick-up of goods for the company by the carrier scheduled for a time subsequent to the accident. The freight carrier’s vehicle had no goods of, or destined for, the company on board the vehicle at the time it was involved in the accident, but was scheduled to pick-up goods from a supplier of the company at a distant location from the accident site later in the day and to deliver same to the company’s freight forwarder close to the border with Mexico. The company argued that it was neither the cause in fact nor the proximate cause of the accident or of the damages suffered by the Plaintiffs. The company filed a Motion for Summary Judgement which found that there were “…no triable issues of fact, and that the moving party, Defendant Zircon Corporation, is entitled to judgement as a matter of law…”. The Order on the Motion was entered on May 23, 2022. The Plaintiffs have appealed and filed their opening appeal brief and the company filed its response on August 16, 2023. The company’s counsel has been vigorously opposing the attempt of Plaintiffs’ counsel to make new law, an effort rejected by the Judge in his grant of Zircon’s Motion for Summary Judgement. In accordance with ASC 450, Contingencies, no amounts have been accrued for a loss contingency as it is neither probable nor estimable as of September 30, 2023.

Leases

The Company’s corporate headquarters in Campbell, California are leased from the trust of one of its former shareholders for approximately $19,195 per month under a lease expiring in December 2027. The lease requires the company to pay utilities, maintenance and real estate taxes. Rent expense was $57,581, and $115,167 for both the three month and six months September 30, 2023, and 2022, respectively.

The company leases office equipment through a lease that expires in June 2026 and requires monthly lease payments of $987 for a period of five years. The total lease expense for both the three month and six month September 30, 2023, and 2022 amounted to $2,961 and $5,922, respectively.

The company leases a vehicle through a lease that expires in July 2024 and requires monthly lease payments of $448 for a period of three years. The total lease expense for both the three month ended and six month ended September 30, 2023, and 2022 amounted to $1,344 and $2,688, respectively.

September 30, 2023
Assets:
Operating lease right-of-use assets	$855,628

Liabilities
Current liabilities:
Operating lease liability, current	191,042
Noncurrent liabilities:
Operating lease liability, net of current portion	691,594
Total operating lease liabilities	$882,636

The components of lease expense, which are included in selling, general and administrative expense, are as follows:

September 30, 2023
Components of lease cost:
Operating lease expense	$104,416
Total lease cost	$104,416

September 30, 2023
Weighted-average remaining lease term:
Operating leases (in years)	4.17

September 30, 2023
Weighted-average remaining discount rate:
Operating leases	7.00%

Future minimum lease payment under non-cancellable lease as of September 30, 2023 are as follows:

Maturities of lease liabilities	Operating Leases
Year ending March 31,
Remainder of fiscal 2024	$123,777
2025	243,527
2026	242,184
2027	233,301
2028 and thereafter	172,755
Total Minimum Lease Payments	1,015,544
Less effects of discounting	(132,908)
Present value of future minimum lease liabilities	882,636
Less current portion of operating lease liability	(191,042)
Operating lease liability, net of current portion	$691,594

13. Profit Sharing and 401(k) Plan

The company has a defined contribution profit sharing plan for all eligible employees. Contributions to the profit sharing plan are determined annually by the Board of Directors. There were no profit sharing contributions made during the three and six months ended September 30, 2023 and 2022.

All eligible employees are also allowed to participate in the company’s 401(k) plan. The company’s contributions to the plan are based on a specified percentage of each participant’s eligible contribution, decided annually by the Board of Directors, as defined in the plan document. The company’s contributions of $12,245 was accrued for the six months ended September 30, 2023. The company’s contributions of $21,577 was accrued for the six months ended September 30, 2022. In May 2023, the company paid $48,978 to the plan for the plan year ended March 31, 2023 and in May 2022, the company paid $52,115 to the plan for the plan year ended March 31, 2022.

14. Subsequent Events

On November 13, 2023, Zircon Corporation (“Zircon”), a subsidiary of ZRCN Inc. (the “Company”), entered into an amendment (the “Amendment”) to the Loan Agreement, dated as of January 23, 2023, and the related Commercial Promissory Note (Base Rate) dated January 27, 2023 in the original principal amount of $12,000,000 (the “2023 Note”) and that certain Commercial Promissory Note (Base Rate) dated September 30, 2019 in the original principal amount of $300,000 (the “2019 Note,” and together with the 2023 Note, the “Notes”) with U.S. Bank National Association (the “Bank”), as successor in interest to Union Bank, N.A. Capitalized terms used and not otherwise defined in this section of this report have the meanings ascribed to such terms in the Loan Agreement and the Notes.

ZRCN and Zircon executed an Amendment To Loan Agreement And Notes, Guaranty, and Borrowing Resolutions of their respective Boards of Directors and in return Bank waived the default of terms and conditions of the Loan Agreement that resulted from the reverse merger involving Zircon and the Company.

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

RESULTS OF OPERATIONS

During the quarter ended September 30, 2023, and the year, Zircon’s selected financial information is the following. All the data are presented in United States dollars.

Financial Position Analysis

The information presented as of September 30 and for the past one (1) year represents the consolidated information of ZRCN Inc.

	As of
	September 30, 2023	March 31, 2023
Assets	$28,800,412	$24,942,433
Liabilities	$19,341,101	$15,115,542
Equity	$9,459,311	$9,826,891

Assets

The total assets on September 30, 2023, were $28.8M compared to $24.9M on March 31, 2023, an increase of $3.8M. Cash increased by $0.2M. Accounts receivable increased by $2.4M and inventory increased by $1.4M. Net Property and Equipment increased by $0.2M and prepaid and other assets increased by $0.1M. Operating right of use assets, tax deposits and intangible assets decreased by $0.2M.

Liabilities

Total liabilities on September 30, 2023, were $19.3M and $15.1M on March 31, 2023, an increase of $4.2M. During the period, the balance on the bank line of credit increased by $1.7M while accounts payable and accrued expenses increased by $2.8M. Notes payable and operating lease liabilities declined by $0.3M.

Equity

Total equity on September 30, 2023, was $9.5M compared to $9.8M on March 31, 2023, a decrease of $0.3M.

When an “S” Corporation, Zircon reported all its net income proportionally to each shareholder on an IRS form K-1. Each individual shareholder was then required to report the respective share of such income shown on such shareholder’s K-1 and pay the related income taxes on such shareholder’s individual tax return. Distributions to cover the resulting income taxes are made in the following calendar year. Zircon made such distributions to the shareholders for their respective tax payments on their allocated portion of the S corporation net income. Tax related distributions for fiscal 2021, income were made to Zircon’s shareholders on their respective shares of net income in the amount of $223K in April 2022. Tax related distributions for fiscal 2022 net income were paid in October 2023 in the amount of $153K. Zircon has not yet prepared the tax returns for the fiscal year ending March 31, 2023. Zircon will also be required to make a tax related distribution to the March 31, 2023, “S” shareholders in April 2024.

Operating Results Analysis

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2023	2022	2023	2022

Net sales	$9,261,868	$8,650,475	$15,828,758	$14,808,570
Cost of sales	4,871,359	5,261,286	8,494,790	8,828,006
Gross profit	4,390,509	3,389,189	7,333,968	5,980,564

Operating expenses:
General and administrative	1,720,249	1,462,088	3,389,267	2,808,715
Marketing and selling	1,034,913	1,160,456	2,175,397	2,128,732
Research and development	503,742	500,017	988,257	947,079
Total operating expenses	3,258,904	3,122,561	6,552,921	5,884,526
Income from operations	1,131,605	266,628	781,047	96,038

Other expenses:
Interest expense	175,453	102,196	332,769	162,904
Other expenses	10,481	6,744	19,435	13,569
(Gain) loss on foreign currency transactions	(41,853)	(7,593)	6,762	3,269
Total other expenses	144,081	101,347	358,966	179,742

Income (loss) before income taxes	987,524	165,281	422,081	(83,704)
Income tax expense	(132,904)	(202,601)	(32,837)	(102,534)
Net income (loss)	854,620	149,803	389,244	(186,238)
Less: Net (loss) income attributable to non-controlling interests	(12,837)	33,944	(95,593)	154,258
Net income (loss) attributable to common stockholders	$867,457	$115,589	$484,837	$(340,496)

Sales revenue and gross margin

Zircon generated $9.3M in revenue during the quarter ended September 30, 2023. Zircon generated $8.7 in revenue during the quarter ended September 30, 2022, an increase of 7%. For the six-month period ended September 30, 2023, revenue increased to $15.8M from $14.8M, a 7% increase over the same period last year.

Research and development

For the quarters ended September 30, 2023 and 2022, Zircon incurred R&D expenditures of $504K and $500K respectively. For the six-month periods ending September 30, 2023 and 2022, spending was $988K and $ 947K, respectively including, the salaries of researchers and development materials. The difference of $41K between the corresponding periods is the result of the additional use of consulting services for product development.

Administrative expenses

For the quarters ended September 30, 2023, and 2022 respectively, total General & Administrative expenditures were $1.7M and $1.5M. For the six-month periods ending September 30, 2023 and 2022 total G & A spending was $3.4M and $2.8M respectively. Much of the increase is related to legal and consulting expenses related to completing the reverse merger.

Marketing and Selling expenses.

Spending on marketing and selling declined in the quarter ended September 30, 2023, when compared to the same quarter last year. The company spent $1.0M this year versus $1.2M in the prior year for the three months. Over the course of the six months ended September 30, 2023 and 2022, respectively spending was $2.2M and $2.1M. The increase in the six-month figure is related to servicing and down stocking at the individual store level.

Stock based compensation.

During the six-month periods ended September 30, 2023, and 2022, Zircon did not have any stock-based compensation.

Financial expenses

On January 23, 2023, Zircon completed its annual renewal and amended its line of Credit with Union Bank of California. The collateral-based line of credit is secured by accounts receivable, inventory and other assets giving Zircon $12M in maximum borrowing capacity. At the end of the six-month period ended on September 30, 2023, Zircon had a line balance of $8.9M. On March 31, 2023, the line balance was $7.2M. The line will be due or up for annual renewal on February 29, 2024.

Interest on the line of credit is based on an annual interest rate of 2.36% in excess of the Daily Simple Secured Overnight Financing Rate (SOFR). As of September 30, 2023, SOFR was 6.91% while on September 30, 2022, SOFR was at 4.64%. For the three and six months ended September 30, 2023, interest expense on the line of credit totaled $140K and $301K. For the three and six months ended September 30, 2022, interest expense on the line of credit totaled $42K and $124K, respectively.

Zircon has notes payable to the Stauss Family Administrative Trust to repay loans made to Zircon. The principal balance of $667K is due and payable in December 2024. Interest accrued at 5.5% per annum is paid quarterly and included in accrued expenses. The note is subordinated to the line of credit payable to the bank and no payment is to be made on the note without prior approval from the bank.

For the three and six months ended September 30, 2023, the interest expense on notes payable to the Stauss Family Administrative Trust totaled $12,754 and $25,370, respectively. For the three and six months ended September 30, 2022, the interest expense on notes payable to the Stauss Family Administrative Trust totaled $12,754 and $25,370, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) of all periods presented is comprised primarily of net income (loss) and foreign currency translation adjustments. Foreign currency gains we $42K and $8K for the three and six months ended September 30, 2023. For the three and six months ended September 30, 2022, foreign currency losses were ($7K) and ($3K).

Cash Flow Analysis

	For The Six Month Period Ended September 30,
	2023	2022
Operating activities	$(125,296)	$(176,489)
Investing activities	(874,493)	(268,904)
Financing activities	1,212,350	365,202

Effect of exchange rate fluctuation	1,542	(6,901)

Net increase (decrease) in cash	$214,103	$(87,092)

Operating Activities

During the six-month period ended September 30, 2023, Zircon consumed $0.1M in cash in support of operations. Depreciation and amortization added back $0.4M in cash. Increases in accounts receivable consumed $2.2M and an increase in inventory consumed $1.4M. Increases in accounts payable and changes in other current liabilities added $2.2M and $0.5M in cash respectively.

Investing Activities

The reverse merger with Harmony Energy consumed $519K of cash and the addition of PP&E consumed $356K.

Financing Activities

On January 23, 2023, Zircon renewed and amended its line of Credit with MUFG Union Bank. The collateral-based line of credit is secured by accounts receivable, inventory and other assets giving Zircon $12M in maximum borrowing capacity. As of September 30, 2023 the line balance was $8.9M, an increase of $1.7 from the year ending March 31, 2023.

Liquidity, Capital Resources and Sources of Financing

As of September 30, 2023, the Company had $243,118 cash and working capital of $7,052,414. To date, ZRCN has been financed primarily through retained earnings and secured loans. The loans are secured by accounts receivable, inventory and fixed assets. The Company believes that it has sufficient liquidity to fund its operations and operating capital needs for the next 12 months as well as meet its obligations as they become due in 2023 and 2024.

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

Estimates, Judgments and Assumptions

ZRCN prepares its financial statements in accordance with US GAAP, which require management to make estimates and assumptions that affect the amounts of its assets and liabilities, the information provided with regard to future assets and liabilities as well as the amounts of revenues and expenses for the relevant periods. Readers are invited to refer the Note 2 of the financial statements for the period ending September 30, 2023, for details.

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

Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Material Weakness in Internal Control Over Financial Reporting

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2023 due to the following material weaknesses that our management identified in our internal control over financial reporting as of September 30, 2023:

1.	We do not have an Audit Committee — While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.
2.	We did not have internal accounting personnel who possess PCAOB knowledge and working experience as employees or as outside independent or paid consultants during the entire periods leading up to September 30, 2023.

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

Item 1A. Risk Factors

Information regarding the primary risks and uncertainties that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements, appears in Part I, Item 1A - “Risk Factors” of our 2023 Form 8K/A filed with the Securities and Exchange Commission on August 22, 2023. There have been no material changes from the risk factors set forth in our August 22, 2023, Form 8-K/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not made any sales of unregistered securities of our common stock during the period from April 1, 2023, through September 30, 2023.

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

ZRCN INC.

Date: November 14, 2023	By:	/s/ John Stauss
	Name:	John Stauss
	Title:	Chairman and Chief Executive Officer

Date: November 14, 2023	By:	/s/ Ronald Bourque
	Name:	Ronald Bourque
	Title:	Chief Financial Officer and Director

