Form 10-Q
period 2023-12-31
ZRCN Inc.
filed 2024-02-20
CIK 1901297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of February 19, 2024, 9,948,272 shares of common stock were issued and outstanding.

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

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

ZRCN Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	March 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$1,619,630	$29,015
Accounts receivable, net of allowance for doubtful accounts of approximately $13,000 and $10,000, respectively	7,296,789	7,524,428
Inventory, net	13,904,315	13,137,101
Prepaid expenses and other assets	382,177	551,050
Total current assets	23,202,911	21,241,594

Property and equipment, net	1,861,470	1,779,615
Operating lease right-of-use assets, net	803,421	960,044
Federal tax deposit	170,821	134,600
Intangible assets, net	812,768	807,385
Deposits	19,195	19,195
Total assets	$26,870,586	$24,942,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$9,367,752	$7,210,652
Accounts payable	5,066,935	3,881,323
Accrued expenses	1,695,470	1,876,325
Notes payable, current portion	235,000	205,834
Operating lease liability, current	193,054	185,357
Total current liabilities	16,558,211	13,359,491

Notes payable, net of current portion	—	65,000
Operating lease liability, net of current portion	608,776	783,631
Notes payable to Stauss Family Administrative Trust	667,230	907,420
Total liabilities	17,834,217	15,115,542

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Common stock; at $0.0001 par value, 20,000,000 shares authorized, 9,948,272 and 500,000 shares issued and outstanding as of December 31, 2023 and March 31, 2023	995	50
Accumulated other comprehensive income	105,382	16,010
Note receivable from stockholder	—	(240,190)
Retained earnings	7,536,643	8,629,509
Total equity attributable to ZRCN	7,643,020	8,405,379
Non-controlling interests in variable interest entities	1,393,349	1,421,512
Total stockholders’ equity	9,036,369	9,826,891
Total liabilities and stockholders’ equity	$26,870,586	$24,942,433

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ZRCN Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Net sales	$7,539,389	$7,859,564	$23,368,147	$22,668,134
Cost of sales	4,485,237	4,698,944	12,980,027	13,526,950
Gross profit	3,054,152	3,160,620	10,388,120	9,141,184

Operating expenses:
General and administrative	1,509,814	1,122,706	4,899,081	3,931,421
Marketing and selling	1,175,449	1,239,230	3,350,846	3,367,962
Research and development	465,029	471,102	1,453,286	1,418,181
Total operating expenses	3,150,292	2,833,038	9,703,213	8,717,564
Income (loss) from operations	(96,140)	327,582	684,907	423,620

Other expenses:
Interest expense	229,311	149,785	562,080	312,689
Other expenses	10,856	6,782	30,291	20,351
Loss on foreign currency transactions	52,194	82,350	58,956	85,619
Total other expenses	292,361	238,917	651,327	418,659

Income (loss) before income taxes	(388,501)	88,665	33,580	4,961
Income tax expense	(23,092)	(14,657)	(55,929)	(117,191)
Net income (loss)	$(411,593)	$74,008	$(22,349)	$(112,230)
Less: Net income (loss) attributable to non-controlling interests	67,430	(11,629)	(28,163)	142,629
Net income (loss) attributable to common stockholders	$(479,023)	$85,637	$5,814	$(254,859)

Net income (loss)	$(411,593)	$74,008	$(22,349)	$(112,230)
Change in foreign currency translation adjustment	(11,349)	(45,343)	89,372	(49,057)
Comprehensive income (loss)	(422,942)	28,665	67,023	(161,287)
Less: Net (loss) income attributable to non-controlling interests	67,430	(11,629)	(28,163)	142,629
Less: Other comprehensive income (loss) attributable to noncontrolling interest	(11,349)	(45,343)	89,372	(49,057)
Comprehensive income (loss) attributable to ZRCN common stockholders	$(479,023)	$85,637	$5,814	$(254,859)

Net income (loss) per share:
Basic	$(0.05)	$0.17	$0.00	$(0.51)
Diluted	$(0.05)	$0.17	$0.00	$(0.51)

Weighted average common shares outstanding:
Basic	9,948,272	500,000	9,475,858	500,000
Diluted	9,948,272	500,000	9,514,468	500,000

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ZRCN Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Note Receivable from	Retained	Total Equity Attributable	Non-controlling	Total Stockholders’
	Shares	Amount	Income	Stockholder	Earnings	to ZRCN	Interests	Equity
Balance – March 31, 2023	500,000	$50	$16,010	$(240,190)	$8,629,509	$8,405,379	$1,421,512	$9,826,891
Merger with Harmony	9,448,272	945	—	—	(1,098,680)	(1,097,735)	—	(1,097,735)
Change in foreign currency translation adjustment	—	—	116,795	—	—	116,795	—	116,795
Net loss	—	—	—	—	(382,620)	(382,620)	(82,756)	(465,376)
Balance – June 30, 2023	9,948,272	$995	$132,805	$(240,190)	$7,148,209	$7,041,819	$1,338,756	$8,380,575
Change in foreign currency translation adjustment	—	—	(16,074)	—	—	(16,074)	—	(16,074)
Repayment of Note Receivable from Stockholder	—	—	—	240,190	—	240,190	—	240,190
Net income (loss)	—	—	—	—	867,457	867,457	(12,837)	854,620
Balance – September 30, 2023	9,948,272	$995	$116,731	$—	$8,015,666	$8,133,392	$1,325,919	$9,459,311
Change in foreign currency translation adjustment	—	—	(11,349)	—	—	(11,349)	—	(11,349)
Net income (loss)	—	—	—	—	(479,023)	(479,023)	67,430	(411,593)
Balance – December 31, 2023	9,948,272	$995	$105,382	$—	$7,536,643	$7,643,020	$1,393,349	$9,036,369

	Common Stock		Accumulated Other Comprehensive	Note Receivable from	Retained	Total Equity Attributable	Non-controlling	Total Stockholders’
	Shares	Amount	Income	Stockholder	Earnings	to ZRCN	Interests	Equity
Balance – March 31, 2022	500,000	$50	$4,565	$(211,390)	$9,520,102	$9,313,327	$1,188,643	$10,501,970
Stockholder distributions	—	—	—	—	(223,021)	(223,021)	—	(223,021)
Change in foreign currency translation adjustment	—	—	(4,054)	—	—	(4,054)	—	(4,054)
Net income (loss)	—	—	—	—	(456,355)	(456,355)	120,314	(336,041)
Balance – June 30, 2022	500,000	$50	$511	$(211,390)	$8,840,726	$8,629,897	$1,308,957	$9,938,854
Change in foreign currency translation adjustment	—	—	340	—	—	340	—	340
Net income	—	—	—	—	115,859	115,859	33,944	149,803
Balance – September 30, 2022	500,000	$50	$851	$(211,390)	$8,956,585	$8,746,096	$1,342,901	$10,088,997
Change in foreign currency translation adjustment	—	—	(45,343)	—	—	(45,343)	—	(45,343)
Net income (loss)	—	—	—	—	85,637	85,637	(11,629)	74,008
Balance – December 31 2022	500,000	$50	$(44,492)	$(211,390)	$9,042,222	$8,786,390	$1,331,272	$10,117,662

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ZRCN Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,349)	$(112,230)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	411,272	796,868
Amortization of intangible assets	62,156	66,343
Amortization of right-of-use assets	156,623	—
Impairment of intangible assets	—	5,995
Bad debt expense	3,190	(1,561)
Loss on foreign currency transactions	58,956	85,619
Changes in operating assets and liabilities:
Accounts receivable, net	393,441	395,900
Inventory, net	(727,214)	921,617
Prepaid expenses and other assets	174,398	609,041
Federal tax deposit	(36,221)	(528,085)
Accounts payable	961,248	(994,646)
Accrued expenses and other current liabilities	(38,439)	194,621
Operating lease liabilities	(167,158)	—
Net cash provided by operating activities	1,229,903	1,439,482

CASH FLOWS FROM INVESTING ACTIVITIES
Effect of Harmony Merger, net of cash acquired	(518,611)	—
Investment in intangible assets	(67,539)	(79,938)
Purchase of property and equipment	(628,411)	(415,879)
Net cash used in investing activities	(1,214,561)	(495,817)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(268,334)	(307,500)
Repayment of debt assumed in Harmony Merger	(317,144)	—
Distributions to stockholders	—	(223,021)
Borrowing on line of credit	10,912,716	14,940,797
Repayment on line of credit	(8,755,616)	(14,484,462)
Net cash provided by (used in) financing activities	1,571,622	(74,186)

Effect of exchange rate fluctuations on cash	3,651	(2,926)

Net increase in cash	1,590,615	866,553
Cash at beginning of period	29,015	266,276
Cash at end of period	$1,619,630	$1,132,829

Supplemental disclosure of cash flow information:
Cash paid for interest	$539,815	$314,245
Cash paid for taxes	$148,877	$3,410
Noncash investing and financing activities:
Common stock issued in connection with Harmony merger	$18,900	$—
Fair value of Advisor Warrants issued to effectuate Harmony Merger	$301,572	$—
Assets acquired in Harmony Merger	$663	$—
Liabilities assumed in Harmony Merger	$(579,150)	$—
Noncash settlement of Stauss note payable for settlement of note receivable from stockholder	$240,190	$—

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

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

2. Liquidity

As of December 31, 2023, the Company had $1,619,630 in cash and working capital of $6,644,700. To date, ZRCN has been financed primarily through retained earnings, secured loans and the line of credit. The Company’s line of credit will expire on February 29, 2024 (Note 10). The loans are secured by accounts receivable, inventory and fixed assets. The Company believes that it has sufficient liquidity to fund its operations and operating capital needs for the next 12 months as well as meet its obligations as they become due in 2024 and 2025.

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

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

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

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

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

Cash

The carrying value of cash approximates fair value due to the short-term nature of the instruments. From time to time, the Company may be in the position of a “book overdraft” in which outstanding checks exceed cash. The Company classifies book overdrafts in accounts payable within its unaudited consolidated balance sheets, and classifies the change in accounts payable associated with book overdrafts as an operating activity within its unaudited consolidated statements of cash flows. As of December 31, 2023, the book overdraft included within accounts payable was $116,520. As of March 31, 2023, the Company did not have any book overdrafts included within accounts payable.

Accounts Receivable, Net

The Company provides credit without requiring collateral, in the normal course of business, to credit-worthy customers as determined by management’s review of references and credit reports. Bad debts are charged against the allowance for doubtful accounts. The allowance is adjusted to provide a specific and general allowance for estimated uncollectible accounts, which is based on management’s judgment. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Based on management’s assessment of the credit history with customers having outstanding balances and current relationships with them, management believes that losses on balances outstanding will not exceed the allowance.

Accounts receivable consisted of the following:

	December 31, 2023	March 31, 2023
Accounts receivable	$7,309,744	$7,534,193
Less allowance for doubtful accounts	(12,955)	(9,765)
Accounts receivable, net	$7,296,789	$7,524,428

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

Activity related to the Company’s allowance for doubtful accounts was as follows:

	December 31, 2023	March 31, 2023
Balance, beginning of period	$9,765	$115,129
Increase/(decrease) in bad debt allowance	3,190	(1,561)
Write-offs	—	(103,803)
Balance, end of period	$12,955	$9,765

Inventory, Net

Inventories, which consist primarily of raw materials and finished goods, are stated at the lower of cost or net realizable value. The Company states inventory cost utilizing the first-in, first-out (FIFO) method. Labor and overhead associated with inventory purchases are estimated and capitalized in inventory. The need for an allowance for inventory obsolescence is based on an evaluation of slow-moving or obsolete inventory. Obsolescence allowance was estimated at $505,958 and $478,830 as of December 31, 2023 and March 31, 2023, respectively.

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

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

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

Concentration of Business and Credit Risk

As of December 31, 2023, the Company maintained deposits in a single bank that exceeded the federal insured deposit limit of the Federal Deposit Insurance Corporation (FDIC).

During the three months ended December 31, 2023 and 2022 the Company generated approximately 59% and 61% of its total revenue from two customers, respectively. During the nine months ended December 31, 2023 and 2022 the Company generated approximately 62% and 63% of its total revenue from two customers, respectively.

For the for the nine months ended December 31, 2023 and March 31, 2023, 71% and 75% of its total accounts receivable, were from three customers, respectively.

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

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company believes the carrying amounts of its cash equivalents, accounts receivable, other current assets, other assets, accounts payable, accrued expenses, and other current liabilities approximated their fair values as of December 31, 2023 and March 31, 2023 due to their short-term nature. Management measures intangible assets at fair value on a non-recurring basis using internally developed assumptions about the market as there is no market activity available. All carrying amounts of other applicable assets and liabilities on the Company’s balance sheet approximate fair value. For long-term debt, the estimated fair value approximates its carrying value, as the interest rate is in line with the market interest rates for this type of debt.

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

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

As of April 14, 2023, the Zircon’s election to be an S Corporation under the Internal Revenue Code was no longer in effect.

Net Income (Loss) Per Share

Basic net income (loss) per share of common stock is computed by dividing net income or loss attributable to ZRCN by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share excludes, when applicable, the potential impact of common stock warrant shares and other dilutive instruments because their effect would be anti-dilutive. Diluted net income per share, when applicable, includes the warrant shares because their effect would be dilutive. The dilutive securities outstanding are as follows:

	December 31, 2023	December 31, 2022
Common stock warrants	217,184	—

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

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

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

In June 2016, the FASB issued ASU No. 2016-13, Accounting for Credit Losses (Topic 326) (“ASU 2016-13”), which requires the use of an “expected loss” model on certain types of financial instruments. ASU 2016-13 also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities. ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU 2016-13 effective April 1, 2023 which did not have a material impact to its consolidated financial statements.

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

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

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

Zircon agreed to pay the operating liabilities of Harmony, up to and including an aggregate of $179,762 through December 31, 2022, which amount included outstanding operating liabilities related to auditing fees, services fees, transfer agent fees, travel reimbursements and accrued and unpaid salaries as of such date; Harmony loans and notes outstanding totaling $579,150 were fully settled for $400,000, with $100,000 paid upon closing of the Acquisition and $75,000 being paid in four subsequent quarterly payments commencing on the last day of the first full calendar quarter following closing.

Zircon paid transaction costs of $518,611 for legal and advisory services and issued warrants to purchase an aggregate 217,184 shares of common stock to advisors who provided services to effectuate the Merger which had a fair value determined to be $301,572 and are included in the transaction costs and advisory fees allocated to ZRCN equity (refer to Note 11 for further detail regarding these warrants).

The following table reconciles the elements of the Merger to the unaudited consolidated statements of changes in stockholders’ equity for the nine months ended December 31, 2023:

Recapitalization
Cash	$26
Non-cash net working capital assumed from Harmony	(579,150)
Less: cash transaction costs and advisory fees allocated to ZRCN equity	(518,611)
Effect of Merger, net of transaction costs	$(1,097,735)

The following table details the number of shares of common stock issued immediately following the consummation of the Merger:

Number of Shares
Common stock of Harmony prior to Merger	1,057,754
Shares issued for Warrant Exchange Agreement	25,284
Common stock owned by Harmony’s pre-Merger shareholders	1,083,038
Common stock issued in exchange for Zircon common stock	8,865,234
Total shares of common stock immediately after Merger	9,948,272

Debt Settlement Agreement

In connection with the Merger, the Company entered into debt settlement agreements (the “Debt Settlement Agreements”) with certain third-party creditors of the Company under which the Company agreed to make certain payments over the next 12 months to the creditors in satisfaction of an aggregate of $400,000 which was owed to them. As of December 31, 2023, the Company has repaid $242,500 to the creditors. The remaining balance of $157,500 is recorded as a component of notes payable, current portion on the Company’s balance sheet.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

5. Revenue

Disaggregation of Revenue from Contracts with Customers

Revenue disaggregated according to the timing of transfer of goods or services (e.g., at a point in time) for the three and nine months ended December 31, 2023 and 2022, were as follows:

Revenue generated per major product line	For the Three Months Ended December 31, 2023	For the Three Months Ended December 31, 2022	For the Nine Months Ended December 31, 2023	For the Nine Months Ended December 31, 2022
Stud sensor edge	$4,182,912	$4,451,945	$13,872,571	$13,608,521
Multifunctional scanners	1,235,579	1,229,263	3,489,052	3,266,724
Stud sensor center	1,474,241	1,345,086	3,921,281	3,365,837
Target control products	432,145	523,399	1,210,616	1,391,164
Other	214,512	309,871	874,627	1,035,888
Total Revenue	$7,539,389	$7,859,564	$23,368,147	$22,668,134

Revenue disaggregated according to the geographical location of customers for the for the three and nine months ended December 31, 2023 and 2022, were as follows:

Revenue by geographic location of customers	For the Three Months Ended December 31, 2023	For the Three Months Ended December 31, 2022	For the Nine Months Ended December 31, 2023	For the Nine Months Ended December 31, 2022
United States	$6,456,379	$6,887,542	$20,682,218	$20,088,444
Canada	610,550	602,562	1,394,704	1,404,577
Europe	104,175	83,111	204,258	293,622
Japan	244,193	157,831	673,451	528,895
UK	9,392	3,849	28,969	5,611
Others	114,700	124,669	384,547	346,985
Total Revenue	$7,539,389	$7,859,564	$23,368,147	$22,668,134

6. Inventory

Inventory consisted of the following:

	December 31, 2023	March 31, 2023
Finished goods, net	$7,745,676	$6,327,358
Raw materials, net	3,411,230	4,862,227
Work in process, net	2,747,409	1,947,516
	$13,904,315	$13,137,101

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

7. Property and Equipment

Property and equipment consisted of the following:

	December 31, 2023	March 31, 2023
Manufacturing equipment	$9,023,554	$8,694,039
Computer equipment	2,760,285	2,744,199
Leasehold improvements	1,207,754	1,181,382
Furniture and office equipment	945,870	923,381
Vehicles	274,853	273,499
	14,212,316	13,816,500
Construction in progress	650,678	560,712
	14,862,994	14,377,212
Less accumulated depreciation and amortization	(13,001,524)	(12,597,597)
	$1,861,470	$1,779,615

For the three and nine months ended December 31, 2023, depreciation and amortization expense was $127,315, and $411,272, respectively. For the three and nine months ended December 31, 2022, depreciation and amortization expense was $276,593 and $796,868, respectively.

Construction in progress consists of assets and technologies under development. The Company starts depreciation once the assets are completed and placed in service.

8. Intangible Assets

Acquired identifiable intangible assets are valued at the acquisition date primarily by using a discounted cash flow method.

The Company’s intangible assets consisted of the following:

	December 31, 2023			March 31, 2023
Finite-lived intangible assets (1):	Intangibles, Gross	Accumulated Amortization	Intangibles, Net	Intangibles, Gross	Accumulated Amortization	Intangibles, Net
Patents issued and pending	$2,340,112	$(1,596,443)	$743,669	$2,272,278	$(1,541,795)	$730,483
Exclusivity rights and licenses	167,542	(98,443)	69,099	167,542	(90,640)	76,902
Total finite-lived intangible assets	$2,507,654	$(1,694,886)	$812,768	$2,439,820	$(1,632,435)	$807,385

Finite-lived intangible assets (1):	2023 Weighted Average Life Remaining
Patents issued and pending	14.3
Exclusivity rights and licenses	5.9

(1)	Finite-lived intangible assets have estimated useful lives of five to fifteen years, and are being amortized to operating expenses on a straight-line basis.

For the three and nine months ended December 31, 2023 the amortization expense of intangible assets amounted to $39,793, and $62,156, respectively. For the three and nine months ended December 31, 2022 the amortization expense of intangible assets amounted to $22,362 and $66,343, respectively.

The Company evaluates intangible assets quarterly for impairment and writes off assets that are not used in any products.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

Expected future amortization expense of acquired finite-lived intangible assets as of December 31, 2023 is as follows:

For the Years Ending March 31,	Amount
Remainder of fiscal 2024	$15,933
2025	73,590
2026	72,831
2027	72,716
2028	71,544
Thereafter	506,154
$812,768

9. Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2023	March 31, 2023
Rebates	$484,002	$447,959
Vacation	340,370	445,602
Payroll and related	256,621	343,696
Sales expense	254,764	235,779
Professional services	108,592	193,853
Advertising allowance	166,337	165,291
Interest	49,121	29,960
Accrued taxes	35,663	14,185
	$1,695,470	$1,876,325

10. Debt

Line of Credit

The Company has a revolving line of credit with a bank, which allows borrowings up to $12,000,000 that expires on February 29, 2024. As further defined in the agreement, borrowings bear interest at either a fixed rate for a fixed term (2.36% per annum in excess of the Daily Simple Secured Overnight Financing Rate (“SOFR”)) or variable rate (Reference Rate) selected by management which was 6.91% for $6,500,000 and 8.00% for $1,915,980 of outstanding borrowings on the line of credit balance at December 31, 2023. The line of credit is secured by substantially all of the Company’s assets. As of December 31, 2023, the Company demonstrated that it was in compliance with all applicable covenants of the loan agreement.

While the line of credit has a maximum limit of $12,000,000, the formula basis allows the Company to borrow up to 80% of eligible accounts receivable and 50% of eligible inventory.

On November 8, 2023, Zircon Corporation, a subsidiary of ZRCN Inc., entered into an amendment (the “Amendment”) to the Loan Agreement, dated as of January 23, 2023, and the related Commercial Promissory Note (the “Base Rate”) dated January 27, 2023 in the original principal amount of $12,000,000 (the “2023 Note”) and that certain Commercial Promissory Note dated September 30, 2019 in the original principal amount of $300,000 (the “2019 Note,” and together with the 2023 Note, the “Notes”) with U.S. Bank National Association (the “Bank”), as successor in interest to Union Bank, N.A. Capitalized terms used and not otherwise defined in this section of this report have the meanings ascribed to such terms in the Loan Agreement and the Notes.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

Pursuant to the Amendment, the Bank waived Zircon’s existing defaults under the Loan Agreement for its failure to comply with certain covenants set forth in the Loan Agreement as the result of, without limitation, Zircon’s reverse merger with the Company. In addition, the Amendment, among other things, (i) amended the aggregate amount available under the 2023 Note after December 31, 2023 from $12,000,000 to $10,000,000, (ii) eliminated the Supply Chain Finance Sublimit, (iii) amended the maturity date of the 2019 Note to February 29, 2024, (iv) inserted an inventory sublimit in the definition of Borrowing Base in the Loan Agreement, (v) included a provision that required Zircon to reduce the amount set forth under the 2023 Note by twenty-five percent (25%) of the amount of net proceeds received by the Company from any sale of its capital stock in excess of the amount of funds disclosed in the offering to be specifically committed and applied to the project described therein (which shall not include any contingency line items), (vi) included a corporate guarantee under the Loan Agreement and the Notes by the Company, (vii) amended the minimum fixed charge coverage ratio to be less than 1.25 to 1.00 (the Company had a fixed charge coverage ratio of 1.55 as of December 31, 2023) and (viii) added a new provision restricting payment and dividends by Zircon.

Pursuant to the Amendment, while the line of credit has a maximum limit of $10,000,000, the formula basis allows the Company to borrow up to 80% of eligible accounts receivable and 50% of eligible inventory. Using this formula, the Company could borrow up to $7,990,890 against eligible assets as of December 31, 2023. As of December 31, 2023 the Company had borrowed $9,367,752, and had over extended it’s borrowing capacity by $1,376,862. On January 3, 2024, the company paid $997,827.12 to reduce the estimated amount over advanced against the line of credit. After submitting the borrowing base certificate, the remaining estimated over advance was determined to be $329,758.26. On January 30, 2024, the company paid $335,000.00 to reduce the over advance.

On February 13, 2023, the company entered a second amendment to the Loan Agreement, dated as of January 23, 2023, whereby U.S. Bank National Association (the “Bank”), as successor in interest to Union Bank, N.A. agreed to extend the maturity date of the Loan Agreement to July 31, 2024.

For the three and nine months ended December 31, 2023, interest expense on the line of credit totaled $217,474 and $519,516. For the three and nine months ended December 31, 2022, interest expense on the line of credit totaled $129,712 and $253,887, respectively.

The components of the revolving line of credit consisted of the following:

	December 31, 2023	March 31, 2023
SOFR	$7,000,000	$6,500,000
Excess of SOFR	2,367,752	710,652
	$9,367,752	$7,210,652

Notes payable - bank

In July 2018, the Company entered into a term loan with a bank for $1,750,000. Under the agreement, the Company pays approximately $29,000 in monthly principal payments plus interest. During the three months ended December 31, 2023, there was no interest paid on the loan. The note matured in August 2023 and was paid off.

In September 2019, the Company entered into a term loan with a bank for $300,000. Under the agreement, the Company paid interest only from November 2019 through April 2020, and starting in May 2020, the Company made monthly payments of $5,000 plus interest. During the three months ended December 31, 2023, interest paid on the loan approximated $4,000. The note originally matured in April 2025 and is secured by the Company’s assets. Subsequent to September 30, 2023, the Company and the bank entered into an agreement whereby the note would mature in February 2024. As of December 31, 2023, the Company had paid off the note.

For the three and nine months ended December 31, 2023, interest expense on notes payable with banks totaled $5,835 and $10,192, respectively. For the three and nine months ended December 31, 2022, interest expense on notes payable with banks totaled $7,239 and $20,678, respectively.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

The table below details the activity related to the Notes payable - bank:

	July 2018 Note	September 2019 Note	Harmony Notes	Total
Balance, March 31, 2023	$145,834	$125,000	$—	$270,834
Issuances	—	—	400,000	400,000
Repayments	(87,500)	(15,000)	(100,000)	(202,500)
Balance, June 30, 2023	58,334	110,000	300,000	468,334
Plus: accrued interest	994	869	—	1,863
Total balance, June 30, 2023	$59,328	$110,869	$300,000	$470,197
Plus: accrued interest	(89)	607	—	518
Repayments	(58,334)	(15,000)	(67,500)	(140,834)
Total balance, September 30, 2023	$905	$96,476	$232,500	$329,881
Plus: accrued interest	608	464	—	1,072
Repayments	—	—	(75,000)	(75,000)
Total balance, December 31, 2023	$1,513	$96,940	$157,500	$255,953
Less: accrued interest	(1,513)	(11,940)	(7,500)	(20,953)
Total principal balance, December 31, 2023	$—	$85,000	$150,000	$235,000

Future scheduled maturities of notes payable - bank are as follows:

For the Period Ending December 31,	Amount
Remainder of fiscal 2024	$235,000
$235,000

Notes payable, current portion	$235,000

Notes payable to Stauss Family Administrative Trust

The Company has notes payable to the Stauss Family Administrative Trust to repay loans made to the Company. As of December 31, 2023, principal balance of $667,230 is due and payable in December 2024. Interest accrued at 5.5% per annum is paid quarterly and included in accrued expenses. The note is subordinated to the line of credit note payable to the bank and no payment is to be made on the note without prior approval from the bank. In the second quarter of 2023, a portion of the note payable to Stauss Family Administrative Trust was settled as a non cash transaction against the note receivable from stockholder for $240,190.

For the three and nine months ended December 31, 2023 the interest expense on notes payable to the Stauss Family Administrative Trust totaled $6,002 and $32,372, respectively. For the three and nine months ended December 31, 2022 the interest expense on notes payable to the Stauss Family Administrative Trust totaled $12,754 and $38,124 , respectively.

Loan Repayment

Section 13(k) of the Exchange Act provides that it is unlawful for a company, such as ours, that has a class of securities registered under Section 12 of the Exchange Act to, directly or indirectly, including through any subsidiary, extend or maintain credit in the form of a personal loan to or for any director or executive officer of the Company. In March 2022, Zircon Corporation, the Company’s wholly-owned subsidiary, loaned our chief executive officer funds to pay certain tax obligations, which was still outstanding when we acquired Zircon in April 2023, which may have violated Section 13(k) of the Exchange Act as a result of the transition from private to public company accounting. The loan was repaid in August 2023 as soon as management became aware of the possible violation. The loan repayment was made by means of an offset to beneficial amounts of our chief executive officer in certain loans to the Company to which offset he did not object. Issuers that are found to have violated Section 13(k) of the Exchange Act may be subject to civil sanctions, including injunctive remedies and monetary penalties, as well as criminal sanctions. In accordance with ASC 450, Contingencies, no amounts have been accrued for a loss contingency as it is not estimable as of December 31, 2023. The imposition of any of such sanctions on us could have a material adverse effect on our business, financial position, results of operations or cash flows.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

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

The following table provides the activity for all warrants for the three and nine months ended December 31, 2023:

	Total Warrants	Weighted Average Remaining Term	Weighted Average Exercise Price
Outstanding as of March 31, 2023	—	—	$—
Issued	217,184	10.0	$0.20
Outstanding as of December 31, 2023	217,184	9.4	$0.20

12. Commitments and Contingencies

Legal Proceedings

ZRCN is engaged in procedures to protect its proprietary rights and has filed complaints with the Federal Trade Commission and the Customs and Border Patrol.

Zircon Corporation v. Stanley Black & Decker, Inc.

Zircon is Appellant from an adverse ruling by the International Trade Commission (“ITC”) in an investigation before the ITC in which Zircon sought an injunction to prevent Stanley, Black & Decker, Inc. and its wholly owned subsidiary, Black & Decker (U.S.), Inc. (together “SBD”) from importing and selling in the United States certain products alleged by Zircon to infringe its patents. The appeal was initiated by Zircon following the ruling by the ITC overturning the decision by Judge Charles Bullock, Presiding Judge of the ITC issued on October 7, 2021, finding that three patents at issue in the investigation were both valid and practiced by Zircon and that SBD infringed Zircon’s auto recalibration patent. The Commission found that while Zircon’s auto recalibration patent met all objective requirements for validity, it reversed the Presiding Judge on the subjective requirement of non-obviousness. Zircon then timely appealed to the Federal Circuit Court of Appeal (“FCCA”) and the matter was heard de novo before the FCCA on January 9, 2024. A ruling is expected within 90 days of the hearing date. Zircon is also plaintiff in a Federal District Court action in the Northern District of California against SBD, which is on stay pending the disposition of the ITC matter in the FCCA. The ITC is not a forum for damages, only an exclusion order. However, a reversal of the ITC finding will enable Zircon to proceed with its damages action claim in the Northern District case. All charges in connection with the litigation versus SBD have been expensed to date and no damage claim has been filed against Zircon in this matter.

Morgenthaler, et al. v. Zircon, et al.

The company was one of more than twenty (20) defendants named in a suit filed in Los Angeles County, California Superior Court on behalf of three family members injured in an accident between an automobile and a truck and trailer. The accident occurred in May 2017 and the Complaint was filed on December 1, 2017. The company, represented in the case by insurance defense lawyers selected and paid for by the company’s liability insurance carrier, The Travelers Indemnity Company, had no direct or indirect involvement in the accident and had no goods on the truck at the time of the accident. The company argued that it was neither the cause in fact nor the proximate cause of the accident or of the damages suffered by the Plaintiffs, and filed a Motion for Summary Judgement. The trial court judge found that there were “…no triable issues of fact, and that the moving party, Defendant Zircon Corporation, is entitled to judgement as a matter of law…”. The Order on the Motion was entered on May 23, 2022 and the Plaintiffs appealed. On January 30, 2024 the California Second District Court of Appeal affirmed the trial court’s Summary Judgement in favor of Zircon. In accordance with ASC 450, Contingencies, no amounts were accrued for a loss contingency as it was neither probable nor estimable as of December 31, 2023.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

Leases

The Company’s corporate headquarters in Campbell, California are leased from the trust of one of its former stockholders for approximately $19,195 per month under a lease expiring in December 2027. The lease requires the Company to pay utilities, maintenance and real estate taxes. Rent expense was $57,581,and $172,743 for both the three month and nine months December 31, 2023, and 2022, respectively.

The Company leases office equipment through a lease that expires in June 2026 and requires monthly lease payments of $987 for a period of five years. The total lease expense the three and nine months ended December 31, 2023 and 2022 amounted to $2,961 and $8,883, respectively.

The Company leases a vehicle through a lease that expires in July 2024 and requires monthly lease payments of $448 for a period of three years. The total lease expense during the nine months ended December 31, 2023 and 2022 amounted to $1,344 and $4,032, respectively.

December 31, 2023
Assets:
Operating lease right-of-use assets, net	$803,421

Liabilities
Current liabilities:
Operating lease liability, current	193,054
Noncurrent liabilities:
Operating lease liability, net of current portion	608,776
Total operating lease liabilities	$801,830

The components of lease expense, which are included in selling, general and administrative expense, are as follows:

December 31, 2023
Components of lease cost:
Operating lease expense	$156,623
Total lease cost	$156,623

December 31, 2023
Weighted-average remaining lease term:
Operating leases (in years)	3.91

December 31, 2023
Weighted-average remaining discount rate:
Operating leases	7.00%

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

Future minimum lease payment under non-cancellable lease as of December 31, 2023 are as follows:

Maturities of lease liabilities	Operating Leases
Year ending March 31,
Remainder of fiscal 2024	$61,889
2025	243,527
2026	242,184
2027	233,301
2028 and thereafter	172,755
Total Minimum Lease Payments	953,656
Less effects of discounting	(151,826)
Present value of future minimum lease liabilities	801,830
Less current portion of operating lease liability	(193,054)
Operating lease liability, net of current portion	$608,776

13. Profit Sharing and 401(k) Plan

The Company has a defined contribution profit sharing plan for all eligible employees. Contributions to the profit sharing plan are determined annually by the Board of Directors. There were no profit sharing contributions made during the three and nine months ended December 31, 2023 and 2022.

All eligible employees are also allowed to participate in the Company’s 401(k) plan. The Company’s contributions to the plan are based on a specified percentage of each participant’s eligible contribution, decided annually by the Board of Directors, as defined in the plan document. The Company’s contributions of $36,734 were accrued for the nine months ended December 31, 2023. The Company’s contributions of $38,918 were accrued for the nine months ended December 31, 2022. In May 2023, the Company paid $48,978 to the plan for the plan year ended March 31, 2023 and in May 2022, the Company paid $52,115 to the plan for the plan year ended March 31, 2022.

14. Subsequent Events

On January 30, 2024 the California Second District Court of Appeal affirmed the trial court’s Summary Judgement in favor of Zircon. In accordance with ASC 450, Contingencies, no amounts were accrued for a loss contingency as it was neither probable nor estimable as of December 31, 2023.

Management has determined the best interest of the corporation is to replace the existing loan with an increased credit facility.  The matter has been discussed with our current lender, US Bank.  Several other lenders are negotiating with the Company to provide a credit facility that supports manufacturing and development consistent with its proposed business plans.

On February 13, 2024, the Company signed an agreement with U.S. Bank to extend the maturity date on its line of credit from February 29, 2024 to July 31, 2024.

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

RESULTS OF OPERATIONS

During the quarter ended December 31, 2023, and the year, Zircon’s selected financial information is the following. All the data are presented in United States dollars.

Financial Position Analysis

The information presented as of December 31 and for the past one (1) year represents the consolidated information of ZRCN Inc.

	As of
	December 31, 2023	March 31, 2023
Assets	$26,870,586	$24,942,433
Liabilities	$17,834,217	$15,115,542
Equity	$9,036,369	$9,826,891

Assets

The total assets on December 31, 2023, were $26.9M compared to $24.9M on March 31, 2023, an increase of $2.0M. Cash increased by $1.6M. Accounts receivable decreased by $0.2M and inventory increased by $0.8M. Net Property and Equipment increased by $0.1M and prepaid and other assets decreased by $0.2M. Operating right of use assets, tax deposits and intangible assets decreased by $0.2M.

Liabilities

Total liabilities on December 31, 2023, were $17.8M and $15.1M on March 31, 2023, an increase of $2.7M. During the period, the balance on the bank line of credit increased by $2.2M while accounts payable and accrued expenses increased by $1.0M. Notes payable and operating lease liabilities declined by $0.3M.

Equity

Total equity on December 31, 2023, was $9.0M compared to $9.8M on March 31, 2023, a decrease of $0.8M.

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

Operating Results Analysis

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022

Net sales	$7,539,389	$7,859,564	$23,368,147	$22,668,134
Cost of sales	4,485,237	4,698,944	12,980,027	13,526,950
Gross profit	3,054,152	3,160,620	10,388,120	9,141,184

Operating expenses:
General and administrative	1,509,814	1,122,706	4,899,081	3,931,421
Marketing and selling	1,175,449	1,239,230	3,350,846	3,367,962
Research and development	465,029	471,102	1,453,286	1,418,181
Total operating expenses	3,150,292	2,833,038	9,703,213	8,717,564
Income from operations	(96,140)	327,582	684,907	423,620

Other expenses:
Interest expense	229,311	149,785	562,080	312,689
Other expenses	10,856	6,782	30,291	20,351
(Gain) loss on foreign currency transactions	52,194	82,350	58,956	85,619
Total other expenses	292,361	238,917	651,327	418,659

Income (loss) before income taxes	(388,501)	88,665	33,580	4,961
Income tax expense	(23,092)	(14,657)	(55,929)	(117,191)
Net income (loss)	(411,593)	74,008	(22,349)	(112,230)
Less: Net (loss) income attributable to non-controlling interests	67,430	(11,629)	(28,163)	142,629
Net income (loss) attributable to common stockholders	$(479,023)	$85,637	$5,814	$(254,859)

Sales revenue and gross margin

Zircon generated $7.5M in revenue during the quarter ended December 31, 2023. Zircon generated $7.9 in revenue during the quarter ended December 31, 2022, a decrease of 4%. For the nine-month period ended December 30, 2023, revenue increased to $23.4M from $22.7M, a 3% increase over the same period last year.

Research and development

For the quarters ended December 31, 2023 and 2022, Zircon incurred R&D expenditures of $465K and $471K respectively. For the nine-month periods ending December 31, 2023 and 2022, spending was $1.5M and $1.4M, respectively including, the salaries of researchers and development materials. The difference of $64K between the corresponding periods is the result of the increased salaries in product development..

Administrative expenses

For the quarters ended December 31, 2023, and 2022 respectively, total General & Administrative expenditures were $1.5M and $1.1M. For the nine-month periods ending December 31, 2023 and 2022 total G & A spending was $4.9M and $3.9M respectively. Much of the increase is related to legal and consulting expenses related to completing the reverse merger.

Marketing and Selling expenses.

Spending on marketing and selling declined by $64K in the quarter ended December 31, 2023, when compared to the same quarter last year. The company spent $1.2M this year versus $1.2M in the prior year for the three months. Over the course of the nine months ended December 31, 2023 and 2022, respectively spending was $3.4M and $3.4M.

Stock based compensation.

During the nine-month periods ended December 31, 2023, and 2022, Zircon did not have any stock-based compensation.

Financial expenses

On January 23, 2023, Zircon completed its annual renewal and amended its line of Credit with Union Bank of California. The collateral-based line of credit is secured by accounts receivable, inventory and other assets giving Zircon $12M in maximum borrowing capacity. At the end of the nine-month period ended on December 31, 2023, Zircon had a line balance of $9.4M. On March 31, 2023, the line balance was $7.2M. The line will be due or up for annual renewal on February 29, 2024.

Interest on the line of credit is based on an annual interest rate of 2.36% in excess of the Daily Simple Secured Overnight Financing Rate (SOFR). As of December 31, 2023, SOFR was 8.5% while on December 31, 2022, SOFR was at 7.0%. For the three and nine months ended December 31, 2023, interest expense on the line of credit totaled $229K and $562K. For the three and nine months ended December 31, 2022, interest expense on the line of credit totaled $150K and $313K, respectively.

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

For the three and nine months ended December 31, 2023, the interest expense on notes payable to the Stauss Family Administrative Trust totaled $6,002 and $32,372, respectively. For the three and nine months ended December 31, 2022, the interest expense on notes payable to the Stauss Family Administrative Trust totaled $12,754 and $38,124, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) of all periods presented is comprised primarily of net income (loss) and foreign currency translation adjustments. Foreign currency gains we ($11K) and $89K for the three and nine months ended December 31, 2023. For the three and nine months ended December 31, 2022, foreign currency losses were ($45K) and ($49K).

Cash Flow Analysis

	For The Nine Month Period Ended December 30,
	2023	2022
Operating activities	$1,229,903	$1,439,482
Investing activities	(1,214,561)	(495,817)
Financing activities	1,571,622	(74,186)

Effect of exchange rate fluctuation	3,651	(2,926)

Net increase (decrease) in cash	$1,590,615	$866,553

Operating Activities

During the nine-month period ended December 31, 2023, Zircon generated $1.2M in cash in from operations. Depreciation and amortization added back $0.6M in cash. Decreases in accounts receivable contributed $0.4M and an increase in inventory consumed $0.7M. Increases in accounts payable and changes in other current liabilities added $0.9M and $0.1M in cash respectively.

Investing Activities

The reverse merger with Harmony Energy consumed $0.5M of cash. The addition of PP&E consumed $0.6M and investments in patents consumed $0.1M.

Financing Activities

On January 23, 2023, Zircon renewed and amended its line of Credit with MUFG Union Bank. The collateral-based line of credit is secured by accounts receivable, inventory and other assets giving Zircon $12M in maximum borrowing capacity. As of December 31, 2023 the line balance was $10.9M, a decrease of $4M from the year ending March 31, 2023.

Liquidity, Capital Resources and Sources of Financing

As of December 31, 2023, the Company had $1,619,630 cash and working capital of $6,644,700. To date, ZRCN has been financed primarily through retained earnings and secured loans. The loans are secured by accounts receivable, inventory and fixed assets. The Company believes that it has sufficient liquidity to fund its operations and operating capital needs for the next 12 months as well as meet its obligations as they become due in 2023 and 2024.

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

Estimates, Judgments and Assumptions

ZRCN prepares its financial statements in accordance with US GAAP, which require management to make estimates and assumptions that affect the amounts of its assets and liabilities, the information provided with regard to future assets and liabilities as well as the amounts of revenues and expenses for the relevant periods. Readers are invited to refer the Note 2 of the financial statements for the period ending December 31, 2023, for details.

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

Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Material Weakness in Internal Control Over Financial Reporting

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2023 due to the following material weaknesses that our management identified in our internal control over financial reporting as of September 30, 2023:

1.	We do not have an Audit Committee — While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.
2.	We did not have internal accounting personnel who possess PCAOB knowledge and working experience as employees or as outside independent or paid consultants during the entire periods leading up to December 31, 2023.

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

We have not made any sales of unregistered securities of our common stock during the period from April 1, 2023, through December 31, 2023.

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

ZRCN INC.

Date: February 20, 2024	By:	/s/ John Stauss
	Name:	John Stauss
	Title:	Chairman and Chief Executive Officer

Date: February 20, 2024	By:	/s/ Ronald Bourque
	Name:	Ronald Bourque
	Title:	Chief Financial Officer and Director

