Form 10-K
period 2024-03-31
ZRCN Inc.
filed 2024-07-16
CIK 1901297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to____________________________

Commission File No. 000-56380

ZRCN Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-2756695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1580 Dell Ave, Campbell, CA	95008
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 963-4550.

Securities registered under Section 12(b) of the Exchange Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The registrant was not a publicly listed company as of December 31, 2023, the last business day of its most recently completed third fiscal quarter, and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of July 15, 2024, the number of shares of the registrant’s common stock outstanding was 10,016,936.

ZRCN Inc

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The forward-looking statements are contained in this Report. In some cases you can identify forward-looking statements by terminology such as “may”, “is expected to”, “anticipates”, “estimates”, “intends”, “plans”, “projection”, “could”, “vision”, “goals”, “objective” and “outlook” and similar expressions. These statements are not historical facts and may be forward-looking and may involve estimates, assumptions and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements, many of which are difficult to predict and generally beyond our control.

You should refer to “Risk Factors” of this Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake any obligation to update any forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our,” and “Company,” refer to the registrant, ZRCN Inc. (“ZRCN” - formerly known as Harmony Energy Technologies Corporation (“Harmony”)) and/or ZRCN’s wholly owned subsidiary, Zircon Corporation (“Zircon”).

Our forward-looking statements are subject to a number of known and unknown risks, uncertainties, assumptions, and other factors that may cause our actual future results, performance, or achievements to differ materially from any future results expressed or implied in this report. Reported results should not be considered an indication of future performance.

All of our forward-looking statements are as of the date of this Annual Report on Form 10-K only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Annual Report on Form 10-K, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Annual Report on Form 10-K that modify or impact any of the forward-looking statements contained in this Annual Report on Form 10-K will be deemed to modify or supersede such statements in this Annual Report on Form 10-K.

This Report may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies, clinical trials and publications are reliable, we have not independently verified market and industry data from third-party sources.

Risk Factor Summary

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors”, together with the other information in this Report. If any of the following risks actually occurs (or if any of those listed elsewhere in this Report occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

Macroeconomic and Industry Risks

The market for our products is highly price sensitive and subject to change with market conditions.

Business Risks

To remain competitive and stimulate customer demand, we must successfully manage frequent introductions and transitions of products.

We depend on product manufacturing and logistical services provided by outsourcing partners, many of which are located outside of the U.S.

Future operating results depend upon our ability to obtain products in sufficient quantities on commercially reasonable terms.

We are exposed to the risk of write-downs on the value of our inventory and other assets, in addition to purchase commitment cancellation risk.

Demand for new products below expectations and our ability or inability to develop and introduce new products at favorable economic levels could adversely impact our financial results and prospects for growth.

A significant portion of our revenue is dependent upon a small number of customers, and in particular, Home Depot and Lowe’s, our two largest customers that collectively accounted for approximately 63% of net revenue in fiscal 2024. The loss of any one of these customers would negatively impact our revenues and our results of operations.

If the products that we offer do not reflect our customers’ tastes and preferences, our net sales and profit margins could decrease.

Legal and Regulatory Compliance Risks

We are subject to complex and changing laws and regulations, which expose us to potential liabilities, increased costs and other adverse effects on our business.

We may have inadvertently violated Section 13(k) of the Exchange Act (implementing Section 402 of the Sarbanes-Oxley Act of 2002) as a result of the transition from private to public accounting and may be subject to sanctions as a result.

Financial Risks

We manufacture and sell our products in numerous countries around the world. As a result, we may be exposed to foreign currency risks as we engage in transactions and make investments denominated in foreign currencies.

We are subject to changes in tax rates, the adoption of new U.S. or international tax legislation and exposure to additional tax liabilities.

Our results of operations could be negatively impacted by inflationary or deflationary economic conditions.

Financing Risks

We may incur future indebtedness and may in the future issue additional equity or debt securities to finance our business operations and strategic initiatives.

Tight capital and credit markets or the failure to maintain credit ratings could adversely affect us by limiting our ability to borrow or otherwise access liquidity.

We are exposed to credit risk on our accounts receivable.

Legal, Tax, Regulatory and Compliance Risks

Our brand names are important assets of our businesses and violation of our intellectual property or trademark rights, or the failure of our licensees or vendors to comply with our product quality, manufacturing requirements, marketing standards, and other requirements could negatively impact revenues and brand reputation.

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely affect our reputation and results of operations.

Climate change and climate change legislation or regulations may adversely affect our business.

Our failure to continue to successfully avoid, manage, defend, litigate and accrue for claims and litigation could negatively impact our results of operations or cash flows.

Our products could be recalled.

Other Risks

Our results of operations and earnings may not meet guidance or future expectations.

If we are unable to maintain effective internal controls over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected, which could have a material adverse effect on our financial condition and the trading price of our common stock.

Risks Related to our Common Stock

There is currently no active listing or trading market that has been established for our stock and none might ever exist.

We may conduct offerings of our equity securities in the future, in which case an investor’s proportionate interest may become diluted.

The sale or availability of substantial amounts of our common stock could adversely affect their market price.

Because we do not expect to pay dividends in the foreseeable future, investors must rely on price appreciation of our common stock as the only means of generating a positive return for any investment.

PART I

ITEM 1. BUSINESS

Overview

We are a Silicon Valley-based company operating in Northern California since 1977. Leveraging our proprietary sensor-based technology across a mix of global markets, including commercial and residential buildings, government infrastructure and building information modeling, we are focused on creating new, technical solutions for global applications in the areas of home and workplace safety, project efficiency, and structural data analysis.

We have amassed a multi-generational customer base of professional contractors and do-it-yourselfers who rely on Zircon’s innovative and easy-to-use products to get the job done.

We recently launched the Wood Stud SuperScan® advanced stud finder, our most innovative solution to date. We believe that this is a game-changing hand-held stud finder that will help millions of contractors and do-it-yourselfers better understand what’s behind a wall surface. In addition to locating wood studs, Wood Stud SuperScan® stud finder, also recognizes and filters out metallic and low-density objects, delivering a more accurate picture of wooden objects behind the wall surface.

Our Products

Building on over four decades of proprietary technology development and an extensive patent portfolio, we are the manufacturer of the original StudSensor™ stud finder, and a growing line of electronic hand tools, including MultiScanner™ wall scanners, MetalliScanner® metal detectors, and other electronic scanning, water detection and leveling tools.

Markets and Distribution

Our products are sold primarily to tool retailers for sale to Do-it-Yourselfers and professional tool users throughout the world.

During the years ended March 31, 2024, and 2023, we generated approximately 72% and 66% of our total revenue from three customers, respectively. Accounts receivable from these customers amounted to approximately 77% and 75% of total accounts receivable as of March 31, 2024 and 2023, respectively.

Intellectual Property

Our policy is to protect and enhance the proprietary technologies, inventions, and improvements that are commercially important to our business by filing patent applications in the U.S. and other jurisdictions related to our proprietary technology, inventions, improvements, and products. We also rely on trademarks, trade secrets, and know-how relating to our proprietary technologies and products, continuing innovation, and in licensing technology and products. This reliance is expected to develop, maintain, and strengthen our proprietary position for our products. We consider our Intellectual Property, including patents, tradenames, trademarks and the like, to be among our most valuable assets (e.g., SuperScan®, StudSensor™, MultiScanner™, MetalliScanner® and other Zircon trademarks).

As of March 31, 2024, we held approximately 130 active and pending patents in the United States and approximately 75 active and pending patents outside of the United States. In addition, we held approximately 20 active and pending trademarks in the United States and approximately 10 active and pending trademarks outside of the United States.

Competition

We face competition from several companies that sell similar scanning products through the same retail channel. Stanley, Black & Decker, Franklin, DeWalt, Ryobi and others compete for space in retail outlets such as Home Depot and Lowe’s. All the competitors use the capacitive technology pioneered by us and have incorporated many other features introduced by us. Competition is characterized by aggressive pricing and generous rebates and marketing contributions resulting in downward pressure on gross margins.

Our ability to compete successfully depends heavily on ensuring the continuing and timely introduction of innovative new products to the marketplace. Principal competitive factors important to Zircon include our reputation, price, product features and performance, product quality and reliability, design innovation, very high fill rates and distribution capability, marketing and customer service.

Supply Chain

Our products are assembled by our affiliate, a single-customer Maquiladora company, Zircon de Mexico, located in Ensenada, Mexico and by various outsourced component manufacturers located in China and elsewhere. Various components used in the production of our products are sourced from suppliers throughout the world.

Our products include proprietary Application Specific Integrated Circuits or ASIC Semiconductors, which are sourced in the US. Due to the potentially long lead time in the production of microprocessors, Zircon typically seeks to maintain six to twelve months of anticipated unit volume in any given period as ‘safety stock’ of its ASIC chips to avoid supply shortages and maintain its industry-leading on-time delivery to its retailers and distributor partners. Zircon has historically maintained a greater than 97% on-time delivery with its retail and distributor sales partners.

Our manufacturing affiliate, Zircon de Mexico, also benefits from a deep-water port in Ensenada, Mexico that facilitates direct delivery of product and parts from international vendors. Access to the port has allowed us to avoid historic supply chain disruptions caused by congestion in US ports or other impediments to shipping and receiving necessary components from offshore suppliers.

In September 2017, an affiliated company, Zircon Corporation Limited, was established in the United Kingdom to facilitate the sale of our products to European customers and operations began during the year ended March 31, 2019. The principal shareholders of ZRCN are the shareholders of the affiliates and the affiliates are operated solely for the benefit of Zircon.

Research and Development

During fiscal 2024 and fiscal 2023, we incurred research and development (R&D) expenses of $1.9 million and $1.9 million, respectively. Research and development costs that are not capitalizable under ASC 735-10-25 are expensed as incurred. We engage in research & development as a regular, ongoing part of our operations. Our products include proprietary technology, which we believe creates significant product performance advantages relative to products of our competitors and creating key competitive advantages for the Company. We intend to continue to invest materially in R&D to maintain the competitiveness of our existing products, and to develop and commercialize new technologies for future product and product portfolio expansion activities.

We do not currently maintain any target or standardized rate of R&D expenditure but may establish such targets in the future.

Employees & Contractors

We strive to build a talented, motivated, and dedicated team. As of March 31, 2024, we had 32 full-time equivalent employees.

We utilize contractors and consultants, including financial advisors, SEC reporting consultants, Investor Relations consultants, and other such providers that management deems appropriate for achieving the goals and objectives laid out by the Board of Directors.

Available Information

When filed, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). When filed, such reports and other information filed by the Company with the SEC will be available free of charge at www.zircon.com when such reports are available on the SEC’s website. The Company periodically provides other information for investors on its website, www.zircon.com. Online investor information typically includes press releases and other information about financial performance, information on environmental, social and corporate governance and details related to the Company’s annual meeting of shareholders. The information contained on the websites referenced in this Report is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references for convenience only.

ITEM 1A. RISK FACTORS

Our business, results of operations and financial condition, and reputation as well as the price of our stock, if trading, can be affected by a number of factors, whether currently known or unknown, including those described below. When any one or more of these risks materialize from time to time, ZRCN’s business, results of operations and financial condition, as well as the price of our stock, can be materially and adversely affected.

You should consider carefully the risks described below together with the other information contained in this current report on Form 10-K. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

Because of the following factors, as well as other factors affecting our results of operations and financial condition, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. This discussion of risk factors contains forward-looking statements.

This section should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Report.

Risks Related to COVID-19

Our business, results of operations and financial condition generally have been adversely affected and could in the future be materially adversely affected by the COVID-19 pandemic.

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

The COVID-19 pandemic and the measures taken by many countries in response have adversely affected and could in the future materially adversely impact our business, results of operations and financial condition, as well as the price of our stock. During the course of the pandemic, certain of our suppliers, manufacturing partners and logistical service providers have experienced disruptions, resulting in supply shortages that affected our business, and similar disruptions could occur in the future.

We continue to monitor the situation and take appropriate actions in accordance with the recommendations and requirements of relevant authorities. The extent to which the COVID-19 pandemic may impact our operational and financial performance remains uncertain and will depend on many factors outside our control, including the timing, extent, trajectory and duration of the pandemic, the emergence of new variants, the development, availability, distribution and effectiveness of vaccines and treatments, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and demand for consumer products. Additional future impacts on us may include, but are not limited to, material adverse effects on demand for our products, our supply chain and sales, our ability to execute our strategic plans, and our profitability and cost structure.

To the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition and stock price, it may also have the effect of heightening many of the other risks described in Part I, below.

Macroeconomic and Industry Risks

Our operations and performance depend significantly on global and regional economic conditions and adverse economic conditions can materially adversely affect our business, results of operations and financial condition.

We generate sales revenue primarily in the North American market with additional sales revenues coming from Europe and Asia. In addition, some of our global supply chain and our manufacturing partners, are located in Mexico and China. As a result, our operations and performance depend significantly on global and regional economic conditions. We take steps to mitigate manufacturing risks through redundancies and regular monitoring of business conditions, but there is no guarantee that these efforts will mitigate all associated risks and variables in the global supply chain can have a material impact on our revenue and profitability.

Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations can materially adversely affect demand for our products. In addition, consumer confidence and spending can be adversely affected in response to financial market volatility, negative financial news, high inflation and interest rate, declines in income or asset values, changes to fuel and other energy costs, labor and healthcare costs and other economic factors.

In addition to an adverse impact on demand for Zircon’s products, uncertainty about, or a decline in, global or regional economic conditions can have a significant impact on Zircon’s suppliers, manufacturing partners, and logistics providers. Potential effects include financial instability; inability to obtain credit to finance operations and purchases of our products; and insolvency.

A downturn in the economic environment can also lead to increased business operation risks for the Company and limitations on our ability to conduct and finance our operations. These and other economic factors can materially adversely affect our business, results of operations and financial condition.

Our business can be impacted by political events, trade and other international disputes, Force Majeure events like war, terrorism, natural disasters, public health issues, industrial accidents and other unforeseen business disruptions.

Political events, trade and other international disputes, war, terrorism, natural disasters, public health issues, industrial accidents and other business interruptions can harm or disrupt international commerce and the global economy and could have unknown material adverse effects on us and our customers, suppliers, manufacturing partners, and logistics providers.

We believe that we benefit from growth in international trade. Trade and other international disputes can result in tariffs, sanctions, and other measures that restrict international trade and can adversely affect our business. For example, tensions between the U.S. and China have led to a series of tariffs being imposed by the U.S. on imports from mainland China, as well as other business restrictions. Tariffs increase the cost of our products and the components and raw materials that go into making them. These increased costs adversely impact the gross margin that we earn on our products. Tariffs can also make our products more expensive for customers, which could make our products less competitive and reduce consumer demand. Countries may also adopt other measures, such as controls on imports, that could adversely impact on our operations and supply chain and limit our ability to offer our products as designed. These measures can require us to take various actions, including changing suppliers and restructuring business relationships. Changing our operations in accordance with new or changed trade restrictions can be expensive, time-consuming, disruptive to our operations and distracting to management. Such restrictions can be announced with little or no advance notice, and we may not be able to effectively mitigate all adverse impacts from such measures. Political uncertainty surrounding trade and other international disputes could also have a negative effect on consumer confidence and spending, which could adversely affect our business.

Many of our suppliers and manufacturing partners are in locations that are prone to earthquakes and other natural disasters. In addition, such operations and facilities are subject to the risk of interruption by fire, power shortages, nuclear power plant accidents and other industrial accidents, terrorist attacks and other hostile acts, ransomware and other cybersecurity attacks, labor disputes, public health issues, including pandemics such as the COVID-19 pandemic, and other events beyond our control. Global climate change is resulting in certain types of natural disasters occurring more frequently or with more intense effects. Such events can make it difficult or impossible for us to operate and deliver products to our customers. Following an interruption to our business, we may require substantial recovery time, experience significant expenditures to resume operations, and lose significant sales. Because we rely on single or limited sources for our products, a business interruption affecting such sources would exacerbate any negative consequences to us.

Our operations are also subject to the risks of industrial accidents at our manufacturing partners. While our partners are required to maintain safe working environments and operations, an industrial accident could occur and could result in disruption to our business. Although we maintain insurance coverage for certain types of losses, such insurance coverage may be insufficient to cover all losses that may arise.

The market for our products is competitive but not subject to rapid technological change. If that were to change, we may be unable to compete effectively.

We take measures that we believe are prudent to manage our technology risks, including investing in research & development (R&D) to ensure that our products maintain technological competitiveness, seeking patent and intellectual property protections in key markets and legally asserting our intellectual property rights when we believe that our rights have been violated. These efforts have proven effective for us historically, but there is no guarantee that our technology, R&D or that our efforts to protect our intellectual property will be wholly successful in every instance going forward. Should efforts prove unsuccessful or insufficient, our technology may not be able to maintain our current level of market competitiveness.

The market for our products is highly price sensitive and subject to change with market conditions.

The United States represents our primary market. The US consumer retail market is a highly competitive market characterized by aggressive price competition and potential downward pressure on gross margins. The hand tool industry is not typically characterized by frequent introduction of new products with short product life cycles. Although customers, and retailers, often seek new product ideas, the industry is not known for rapid adoption of technological advancements. New product ideas often take a year or two to be phased into the Plan-o-gram and onto the retailers’ walls. The electronic tool category has had more innovation than most tools and consequently, more competition has emerged.

Our ability to compete successfully depends heavily on ensuring the continuing and timely introduction of innovative new products to the marketplace. We design and develop our products. As a result, we must make significant investments in R&D. There can be no assurance these investments will achieve the expected returns, and we may not be able to develop and market new products successfully. If we are unable to continue to develop and sell innovative new products with attractive margins, our ability to maintain a competitive advantage could be adversely affected.

We are responsible for creating the electronic wall scanning product category and have over 40 years of experience developing and marketing such tools. Never-the-less, we face substantial competition from companies that have significant technical, marketing, distribution, and other resources. In addition, some of our competitors have broader product lines, lower-priced products, a larger clients base, and a longer operating history. Certain competitors have the resources, experience, or cost structures to provide products at little or no profit or even at a loss.

Our business, results of operations and financial condition will depend on our ability to continually improve our products to maintain their functional and design advantages. There can be no assurance we will be able to continue to provide products that compete effectively.

Business Risks

To remain competitive and stimulate customer demand, we must successfully manage frequent introductions and transitions of products.

Due to the competitive nature of the industry in which we compete, we must continue to introduce new product features and innovations and enhance existing products. We must continue to develop new technologies to stimulate consumer demand for new and upgraded products. We must successfully manage the transition to these new and upgraded products. The success of new product introductions depends on a number of factors, including timely and successful development, market acceptance, our ability to manage the risks associated with production ramp-up issues, the effective management of inventory levels in line with anticipated product demand, the availability of products in appropriate quantities and at expected costs to meet anticipated demand, and the risk that new products may have quality or other defects or deficiencies. There can be no assurance we will successfully manage future introductions and transitions of products and services.

We depend on product manufacturing and logistical services provided by outsourcing partners, many of which are located outside of the U.S.

Much of our manufacturing is performed by outsourcing partners located in China. A significant concentration of this manufacturing is currently performed by a small number of outsourcing partners, often in proximity to one another. We have also outsourced much of our transportation and logistics management to our affiliate, Zircon de Mexico. While these arrangements can lower operating costs, they also reduce our direct control over production. Such diminished control has from time to time and may in the future have an adverse effect on the quality or quantity of products manufactured, or adversely affect our flexibility to respond to changing conditions. Although we have a robust source inspection process and arrangements with partners contain provisions for product defect expense reimbursement, we remain responsible to the consumer for warranties in the event of product defects. Because of this we may experience an unanticipated product defect liability. While we rely on our partners to adhere to our quality standards, deviations may occur from time to time and could materially adversely affect our business, reputation, results of operations and financial condition.

We rely on outsourcing suppliers in Mexico and China to manufacture our products. Any failure of these partners to perform can have a negative impact on our cost or finished goods. In addition, manufacturing and logistics or transit to final destinations can be disrupted for a variety of reasons, including natural and man-made disasters, information technology system failures, commercial disputes, military actions, economic, business, labor, environmental, public health or political issues, or international trade disputes.

We have invested in certain manufacturing process equipment, much of which is held by certain of our outsourcing partners. While these arrangements help ensure the supply of the products, if these outsourcing suppliers experience severe financial problems or other disruptions in their business, such continued supply can be reduced or terminated, and the recoverability of manufacturing process equipment or prepayments can be negatively impacted or impossible.

Future operating results depend upon our ability to obtain products in sufficient quantities on commercially reasonable terms.

Because we currently obtain the products from limited sources, we are subject to significant supply and pricing risks. Many components, including those that are available from multiple sources, are at times subject to industry-wide shortages and significant commodity pricing fluctuations that can materially adversely affect our business, results of operations and financial condition. For example, the global semiconductor industry is experiencing high demand and shortages of supply, which has adversely affected, and could materially adversely affect, our ability to obtain sufficient quantities of products on commercially reasonable terms or at all. While we have entered into agreements for the supply of the products, there can be no assurance we will be able to extend or renew these agreements on similar terms, or at all. The manufacturing partners may suffer from poor financial conditions, which can lead to business failure for the supplier or consolidation within a particular industry, further limiting our ability to obtain products on commercially reasonable terms or at all. The effects of global or regional economic conditions on our suppliers may also affect our ability to obtain products. Therefore, we remain subject to risks of supply shortages and price increases that can materially adversely affect our business, results of operations and financial condition.

Our products may be affected from time to time by design and manufacturing defects that could materially adversely affect our business and result in harm to our reputation.

We offer products that can be affected by design and manufacturing defects. Defects can also exist in components and so products. Component defects could make our products unsafe and create a risk of environmental or property damage and personal injury. These risks may increase as our products are introduced into specialized applications, including healthcare. There can be no assurance that we will be able to detect and fix all issues and defects in the products we offer. Failure to do so can result in widespread technical and performance issues affecting our products. In addition, we can be exposed to product liability claims, recalls, product replacements or modifications, write-offs of inventory, property, plant and equipment, and/or intangible assets, and significant warranty and other expenses, including litigation costs and regulatory fines. Quality problems can also adversely affect the experience for users of our products, and result in harm to our reputation, loss of competitive advantage, poor market acceptance, reduced demand for products, delay in new product introductions and lost sales.

We are exposed to the risk of write-downs on the value of our inventory and other assets, in addition to purchase commitment cancellation risk.

We record write-downs for inventories that have become obsolete or exceed anticipated demand, or for which cost exceeds net realizable value. We review long-lived assets, including capital assets and consigned inventory held at our suppliers’ facilities, for impairment whenever events or circumstances indicate the assets may not be recoverable. If we determine that an impairment has occurred, we record a write-down equal to the amount by which the carrying value of the asset exceeds its fair value. Although we believe our inventory, capital assets, prepayments and other assets and purchase commitments are currently recoverable, there can be no assurance we will not incur write-downs, fees, impairments and other charges.

We are exposed to the risk of maintaining inventory levels that could misalign with sales depending upon changing market conditions.

We order our products and build inventory in advance of product announcements and shipments. Manufacturing purchase obligations cover our forecasted component and manufacturing requirements, typically for periods up to 90 days but with some as long as 18 months. Because the markets are volatile, competitive and subject to technology and price changes, there is a risk we will forecast incorrectly and order or produce excess or insufficient amounts of products, or not fully utilize firm purchase commitments.

We compete globally with companies that are often larger and better capitalized and if we cannot compete effectively, our business may be negatively affected.

The Company has several large competitors who have entered the market over the years, notably Stanley, Black and Decker, DeWalt and Ryobi. They, along with Franklin Sensor, have offered products in the wall scanning market. While our competitors have made inroads in the market, the Company believes its products outperform the competitors’ products.

Customer consolidation could have a material adverse effect on our business.

The emergence of ‘Big Box’ retail home stores in the hardware and tool retail market has forced many small retailers out of business and reduced the overall number of potential retailers able to purchase our tools. The growth of big box stores has not reduced the number of potential end user customers. However, the effect has been to consolidate buying power in fewer retailers. While the pace of the consolidation has slowed, there remains a risk that the top retailers could absorb or acquire the larger regional retailers, further enhancing their buying power which may put pressure on our prices and profitability.

Demand for new products below expectations and our ability or inability to develop and introduce new products at favorable economic levels could adversely impact our financial results and prospects for growth.

Historically, consumer demand for our products correlates to housing industry trends such as existing home turnover and new home construction. Housing turnover and new home construction are affected by inflation and interest rates. Both increased inflation and higher interest rates can impact demand for homes and new home construction. While the inflation rate has recently been decreasing as a result of US monetary policy, interest rates remain elevated. There can be no guarantee the fed policies will be successful in mitigating all aspects of inflation that affect home turnover and purchasing, nor can we predict future interest rates. If inflation were to continue increasing and interest rate continue to rise, we may not be able to mitigate all adverse impacts on end user demand for our products through traditional methods such as pricing adjustments or internal cost reductions.

A significant portion of our revenue is dependent upon a small number of customers, and in particular, Home Depot and Lowe’s, our two largest customers that collectively accounted for approximately 63% of net revenue in fiscal 2024. The loss of any one of these customers would negatively impact our revenues and our results of operations.

Sales to our top five customers accounted for approximately 78% and 82% of our net sales for the years ended March 31, 2024, and 2023, respectively. Sales to our largest customer, Home Depot, accounted for approximately 40% and 40% of our net sales, respectively and Lowe’s accounted for approximately 23% and 23%, respectively, of our net sales for the years ended March 31, 2024, and 2023. Contractual relationships with our major customers do not guarantee sales volumes or longevity. Consequently, our relationship with our major customers could change at any time. Our business, results of operations and financial condition would be materially and adversely affected if:

●	we lose Home Depot or any of our other major customers;
●	or any of our other major customers purchase fewer of our products; or
●	we experience any other adverse change in our relationship with Home Depot or any of our other major customers.

If the products that we offer do not reflect our customers’ tastes and preferences, our net sales and profit margins could decrease.

Our success depends in part on our ability to offer products and services that reflect consumers’ tastes and preferences. Consumers’ tastes are subject to frequent, significant and sometimes unpredictable changes. If the merchandise we offer for sale fails to respond to changes in customer preferences, our sales could suffer and we could be required to mark down unsold inventory, which could depress profit margins, or we could be required to accept returned merchandise in exchange for full credit which could depress net sales and profit margins. In addition, any failure to offer products and services in line with customers’ preferences could allow competitors to gain market share, which could harm our business, results of operations and financial condition.

Our success depends largely on the continued service and availability of highly skilled employees, including key personnel.

Much of our future success depends on the continued availability and service of key personnel, including our Chief Executive Officer, executive team, and other highly skilled employees. Experienced personnel in the technology industry are in high demand and competition for their talents is intense. If we are unable to recruit and retain highly skilled employees, it could materially adversely affect our business, results of operations and financial condition.

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

Our officers and directors have limited experience managing a publicly listed company in the United States. Consequently, we may not be able to raise sufficient funds or operate our company in the public capital markets successfully.

Investment in acquisitions and new business strategies could disrupt our ongoing business, present risks not originally contemplated and adversely affect Zircon’s business, reputation, results of operations and financial condition.

We have invested, and in the future may invest, in new business strategies and acquisitions. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, greater-than-expected liabilities and expenses, economic, legal, and regulatory challenges associated with operating in new businesses, regions or countries, inadequate return on capital, potential impairment of tangible and intangible assets, and significant write-offs. Investment and acquisition transactions are exposed to additional risks. We cannot assure that we will be able to fully realize the anticipated benefits of a transaction. These new ventures are inherently risky and may not be successful. The failure of any significant investment could adversely affect our business, reputation, results of operations and financial condition.

Legal and Regulatory Compliance Risks

We are subject to complex and changing laws and regulations, which expose us to potential liabilities, increased costs and other adverse effects on our business.

Our operations are subject to complex and changing laws and regulations on subjects, including privacy, data security and data localization; consumer protection; advertising, sales, billing and e-commerce; product liability; intellectual property ownership and infringement; availability of third-party software applications and services; labor and employment; anticorruption; import, export and trade; foreign exchange controls and cash repatriation restrictions; foreign ownership and investment; tax; and environmental, health and safety, including electronic waste, recycling, and climate change.

Compliance with these laws and regulations that affect our business can be onerous and expensive, increasing the cost of conducting our operations. Changes to laws and regulations can adversely affect our business by increasing our costs, limiting our ability to offer a product to customers, requiring changes to our supply chain and business practices or otherwise making our products less attractive to customers. We have implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance that our employees, contractors or agents will not violate such laws and regulations or our policies and procedures. If we are found to have violated laws and regulations, it could materially adversely affect our business, results of operations and financial condition. Regulatory changes and other actions that materially adversely affect our business may be announced with little or no advance notice and we may not be able to mitigate all adverse impacts from such measures.

We may have inadvertently violated Section 13(k) of the Exchange Act (implementing Section 402 of the Sarbanes-Oxley Act of 2002) as a result of the transition from private to public accounting and may be subject to sanctions as a result.

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

Financial Risks

We manufacture and sell our products in numerous countries around the world. As a result, we may be exposed to foreign currency risks as we engage in transactions and make investments denominated in foreign currencies.

Our primary market currently and historically is the US market, but our products are sold and distributed throughout the world. Further, we manufacture our products internationally and maintains supply and other relationships in Europe, Canada, Mexico, and Asia. Fluctuations in exchange rates across certain markets could adversely affect our business, results of operations and financial condition without warning. We are pursuing growth in international markets and if we experience growth in international markets and as they become a larger portion of our overall revenue from product sales, we expect the impact from currency fluctuations to become more pronounced in conjunction with changes in the geographic composition of sales.

We are subject to changes in tax rates, the adoption of new U.S. or international tax legislation and exposure to additional tax liabilities.

We are subject to taxes in the U.S. and foreign jurisdictions. Due to economic and political conditions, tax laws and tax rates for income taxes and other non-income taxes in various jurisdictions may be subject to significant change. Our effective tax rates are affected by changes in the earnings, changes in the valuation of deferred tax assets and liabilities, the introduction of new taxes, or changes in tax laws or their interpretation, including in the U.S., China and other foreign jurisdictions.

Our results of operations could be negatively impacted by inflationary or deflationary economic conditions.

Inflationary or deflationary economic conditions could affect our ability to obtain raw materials, component parts, freight, energy, labor, and sourced finished goods in a timely and cost-effective manner. We may also experience changes in interest rate environments that impact our cost of capital, the overall strength of the economy and possible demand for our products in the markets in which we operate and sell.

Financing Risks

We may incur future indebtedness and may in the future issue additional equity or debt securities to finance our business operations and strategic initiatives.

Indebtedness or issuances of additional equity or debt securities in connection with mergers or acquisitions, may impact the manner in which we conduct business or our access to external sources of liquidity. The potential issuance of such securities may limit our ability to implement elements of our business strategy and may have a dilutive effect on earnings.

Tight capital and credit markets or the failure to maintain credit ratings could adversely affect us by limiting our ability to borrow or otherwise access liquidity.

We have historically maintained sufficient capital and liquidity to finance our ongoing operations and develop and manufacture our products. As we seek to access capital for growth, tight debt and equity capital markets could impede our ability to access such additional capitalization and impede or delay our growth plans and strategies.

We are exposed to credit risk on our accounts receivable.

Our outstanding trade receivables are not generally covered by collateral or credit insurance. While we have procedures to monitor and limit exposure to credit risk on our trade and non-trade receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses, which could have an adverse effect on our financial condition and operating results.

We are not aware of any material credit risks with any of our customers, but there can be no guarantee that such risks will not develop in the future. While we have reserves set aside for doubtful accounts, a business failure by one of our major accounts could adversely impact our profits and operating results.

Legal, Tax, Regulatory and Compliance Risks

Our brand names are important assets of our businesses and violation of our intellectual property or trademark rights, or the failure of our licensees or vendors to comply with our product quality, manufacturing requirements, marketing standards, and other requirements could negatively impact revenues and brand reputation.

We seek to protect our intellectual property rights and our tradenames in the normal course of our business operations. Any inability to protect our other intellectual property rights could also reduce the value of our products and services or diminish our competitiveness. Assertion by us of our intellectual property and trademark rights can also be costly and time-consuming and may materially adversely affect our financial condition and operating results. If we are not able to access the additional liquidity internally or through external means to assert our intellectual property rights, we could incur damage to our brand identity and our sales and results of operations.

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely affect our reputation and results of operations.

We regularly move data across national borders, and consequently the Company is subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and data security. The scope of the laws that may be applicable to us is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the European Union’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, greatly increased the jurisdictional reach of European Union law and added a broad array of requirements for handling personal data, including the public disclosure of significant data breaches. Similarly, the California Consumer Privacy Act of 2018 (“CCPA”), which became effective in January 2020, provided, among other things, a new private right of action for data breaches, required companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, and provided consumers with additional rights. The California Privacy Rights Act of 2020, which became effective on January 1, 2023, amends and expands the CCPA, creating new industry requirements, consumer privacy rights and enforcement mechanisms. Virginia and Colorado have also passed robust privacy laws that came or will come into effect on January 1, 2023, and July 1, 2023, respectively. Our reputation and brand and our ability to attract new customers could also be adversely impacted if we fail, or are perceived to have failed, to properly respond to security breaches of our or third party’s information technology systems. Such failure to properly respond could also result in similar exposure to liability.

Additionally, other countries have enacted or are seeking to enact data localization laws that require data to stay within their borders. In many cases, these laws and regulations apply not only to transfers between unrelated third parties but also to transfers between us and our subsidiaries, vendors or manufacturing partners.

Evolving compliance and operational requirements may impose costs that are likely to increase over time. Privacy laws that may be implemented in the future, and court decisions impacting activities across borders, including the Schrems II decision invalidating the EU - U.S. Privacy Shield, will continue to require changes to certain business practices, thereby increasing costs, or may result in negative publicity, require significant management time and attention, and may subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.

Climate change and climate change legislation or regulations may adversely affect our business.

Compliance with government regulations, including environmental and climate change regulations, has not had, and based on current information and the applicable laws and regulations currently in effect, is not expected to have a material effect on our capital expenditures, results of operations or competitive position. However, laws and regulations may be changed, accelerated or adopted that impose significant operational restrictions and compliance requirements upon us and which could negatively impact our operating results and financial condition.

Our failure to continue to successfully avoid, manage, defend, litigate and accrue for claims and litigation could negatively impact our results of operations or cash flows.

We are exposed to and may become involved in various litigation matters arising out of the ordinary routine conduct of our business, including, from time to time, actual or threatened litigation relating to such items as commercial transactions, product liability, workers compensation, arrangements between us and our distributors, franchisees or vendors, intellectual property claims and regulatory actions.

In addition, we are subject to environmental laws in each jurisdiction in which business is conducted. Some of our products incorporate substances that are regulated in some jurisdictions in which we conduct manufacturing operations. We have been, and could be in the future, subject to liability if we do not comply with these regulations. In addition, we may in the future be, held responsible for remedial investigations and clean-up costs resulting from the discharge of hazardous substances into the environment, including sites that have never been owned or operated by us but at which we have been identified as a potentially responsible party under federal and state environmental laws and regulations. Changes in environmental and other laws and regulations in both domestic and foreign jurisdictions could adversely affect our operations due to increased costs of compliance and potential liability for non-compliance.

We manufacture products and perform various services that create exposure to product and professional liability claims and litigation. The failure of our products and services to be properly manufactured, configured, installed, designed or delivered, resulting in personal injuries, property damage or business interruption could subject us to claims for damages. The costs associated with defending ongoing or future product liability claims and payment of damages could be substantial. Our reputation could also be adversely affected by such claims, whether or not successful.

There can be no assurance that we will be able to continue to successfully avoid, manage and defend such matters. In addition, given the inherent uncertainties in evaluating certain exposures, actual costs to be incurred in future periods may vary from our estimates for such contingent liabilities.

Our products could be recalled.

We maintain an awareness of and responsibility for the potential health and safety impacts on our customers. Our product development processes include product safety reviews and extensive testing. Safety reviews are performed at various product development milestones, including a review of product labeling and marking to ensure safety and operational hazards are identified for the customer.

Despite safety and quality reviews, the Consumer Product Safety Commission or other applicable regulatory bodies may require, or Zircon may voluntarily institute, the recall, repair or replacement of our products if those products are found to not be in compliance with applicable standards or regulations. A recall could increase our costs and adversely impact our reputation.

Other Risks

Our results of operations and earnings may not meet guidance or future expectations.

Our results of operations and earnings may not meet guidance or future expectations. We may provide public guidance on expected results of operations for future periods. This guidance would be comprised of forward-looking statements subject to risks and uncertainties, including the risks and uncertainties described in this Report and in our other public filings and public statements, and would be based necessarily on assumptions we make at the time we provide such guidance. Our guidance may not always be accurate. We may also choose to withdraw guidance, or lower guidance in future periods. If, in the future, our results of operations for a particular period do not meet our guidance or the expectations of investment analysts, we reduce our guidance for future periods, or we withdraw guidance, the market price of our common stock could decline significantly.

If we are unable to maintain effective internal controls over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected, which could have a material adverse effect on our financial condition and the trading price of our common stock.

As a public company, we are required to design and maintain proper and effective internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 may require that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal controls over financial reporting, which must be attested to by our independent registered public accounting firm. If we become unable to maintain effective internal controls over financial reporting, our ability to record, process and report financial information timely and accurately could be adversely affected.

Risks Related to our Common Stock

There is currently no active listing or trading market that has been established for our stock and none might ever exist.

We are currently pursuing strategies to develop an active trading market for our common equity shares, either on the Over-the-Counter (OTC) market, or on a listed exchange like the New York Stock Exchange (NYSE) or NASDAQ. Although we believe that these efforts will be successful over time, there is no guarantee that a trading market will develop for our equity shares or that if a trading market does develop, there is no guarantee as to the price per share or any other performance metric relative to the value or tradability of such shares.

We may conduct offerings of our equity securities in the future, in which case an investor’s proportionate interest may become diluted.

If we issue additional common stock shares or securities convertible into our common stock, your percentage interest in the Company could become diluted.

During any future financing, when common stock is issued in return for capital investment, the price per share could be lower than that paid by our current shareholders.

The sale or availability of substantial amounts of our common stock could adversely affect their market price.

Should we become a publicly listed company, sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and could materially impair our ability to raise capital through equity offerings in the future. As of the date of this report, we have 10,016,936 shares of common stock issued and outstanding. We cannot predict what effect, if any, market sales of securities held by our significant shareholders or any other shareholder or the availability of these securities for future sale will have on the market price of our common stock.

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

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors that the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Because we do not expect to pay dividends in the foreseeable future, investors must rely on price appreciation of our common stock as the only means of generating a positive return for any investment.

We currently intend to retain most, if not all, of our available funds and any future earnings to fund the operations and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future. Therefore, you should not rely on an investment in our common stock as a source for any future dividend income.

Accordingly, a positive return on any investment in our common stock will depend entirely upon any future price appreciation of our common stock. There is no guarantee that the market price of our common stock will appreciate, or even maintain the price at which an investor may have purchased the common stock. Investors may not realize a return on their investment in our common stock and may even lose their entire investment in our common stock.

We may become involved in securities class action litigation that could divert management’s attention and harm our business.

The stock market in general, and the shares of small-cap companies in particular, can experience extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of the companies involved. If these fluctuations occur in the future, the market price of our stock could fall regardless of Zircon’s operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. If the market price or volume of our stock suffers extreme fluctuations, then we may become involved in this type of litigation, which would be expensive and divert management’s attention and resources from managing our business.

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

Upon becoming a publicly listed company, our common stock may trade below $5.00 per share and be deemed a “penny stock,” which could make it more difficult for investors to sell their shares.

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

We have elected to avail ourself of the extended transition period for complying with new or revised accounting standards pursuant to Section 102(b)(1) of the JOBS Act, and further the JOBS Act will allow us to postpone the date by which we must comply with some of the laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC, which could undermine investor confidence in the Company.

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

Under the JOBS Act, we may take advantage of the above-described reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act of 1933, as amended (the “Securities Act”), or such earlier time that we no longer meet the definition of an emerging growth company. In this regard, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1,235,000,000 in annual revenues, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion in principal amount of non-convertible debt over a three-year period. We would cease to be an emerging growth company on the last day of the fiscal year following the date of the fifth anniversary of our first sale of common equity securities under an effective registration statement or a fiscal year in which we have $1 billion in gross revenues.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We believe cybersecurity is critical to advancing our technological developments. As a manufacturing and technology company, we face a multitude of cybersecurity threats that range from attacks common to most industries, such as ransomware and denial-of service. Our customers, suppliers, subcontractors, and business partners face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our business strategy, performance, and results of operations. These cybersecurity threats and related risks make it imperative that we expend resources on cybersecurity.

Risk Management

We engage third-party services to conduct evaluations of our security controls, whether through penetration testing, independent audits, or consulting on best practices to address new challenges. We have established cybersecurity security awareness training and ongoing monitoring.

In the event of an incident, we intend to follow our cybersecurity incident response plan, which outlines the steps to be followed from incident detection to mitigation, and notification. We contract with external firms that have extensive information technology and program management experience. We have implemented a governance structure and processes to assess, identify, manage, and report cybersecurity risks. As a public company, we must comply with extensive regulations, including requirements for reporting cybersecurity incidents to the SEC. We believe we are positioned to meet the requirements of the SEC. In addition to following SEC guidance and implementing pre-existing third party frameworks, we have developed our own practices and frameworks, which we believe enhance our ability to identify and manage cybersecurity risks. Assessing, identifying, and managing cybersecurity related risks are factored into our overall business approach. We rely heavily on our supply chain to deliver our products and services, and a cybersecurity incident at a clinical site, subcontractor, or business partner could materially adversely impact us. We require that our subcontractors report cybersecurity incidents to us so that we can assess the direct impact of the incident.

ITEM 2. PROPERTIES

We lease facilities under an operating lease in Campbell, CA. through 2027. ZRCN and Zircon are headquartered in a 14,000 square foot building in Campbell, CA.

We believe our facilities are suitable for their present and intended purposes and are operating at a level consistent with the requirements of the industry in which we operate. We also believe that our leases are at competitive or market rates and do not anticipate any difficulty in leasing suitable additional space upon expiration of our current lease terms.

ITEM 3. LEGAL PROCEEDINGS

From time to time and in the normal course of operations, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Other than as indicated below, we are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

ZRCN is engaged in procedures to protect its proprietary rights and has filed complaints with the Federal Trade Commission and the Customs and Border Patrol.

Zircon Corporation v. Stanley Black & Decker, Inc et al.

Zircon appealed an adverse ruling by the International Trade Commission (“ITC”) in an investigation before the ITC in which Zircon sought an injunction to prevent Stanley, Black & Decker, Inc. and its wholly owned subsidiary, Black & Decker (U.S.), Inc. (together “SBD”) from importing and selling in the United States certain products alleged by Zircon to infringe its patents. The appeal was initiated by Zircon following the ruling by the ITC overturning the decision by Judge Charles Bullock, Presiding Judge of the ITC issued on October 7, 2021, finding that three patents at issue in the investigation were both valid and practiced by Zircon and that SBD infringed Zircon’s auto recalibration patent. The Commission found that while Zircon’s auto recalibration patent met all objective requirements for validity, it reversed the Presiding Judge on the subjective requirement of non-obviousness. Zircon then timely appealed to the Federal Circuit Court of Appeal (“FCCA”) and the matter was heard de novo before the FCCA on January 9, 2024. On May 8, 2024, the FCCA denied Zircon’s request for an order from the ITC excluding importation of certain SBD products. However, Zircon’s action against SBD for damages filed December 9, 2019 in the Fed District Court in the Northern District of California, under stay pending the disposition of the FCCA matter between Zircon and the ITC, may now move forward and Zircon is reviewing and considering its options. All charges in connection with the litigation versus SBD have been expensed to date and no damage claim against zircon have been filed in this matter. The parties involved in the matter are meeting and conferring as required by the Court.

Morgenthaler, et al. v. Zircon, et al.

Zircon was one of more than twenty (20) defendants named in a suit filed in Los Angeles County, California Superior Court on behalf of three family members injured in an accident between an automobile and a truck and trailer. The accident occurred in May 2017 and the Complaint was filed on December 1, 2017. Zircon, represented in the case by insurance defense lawyers selected and paid for by the company’s liability insurance carrier, The Travelers Indemnity Company, had no direct or indirect involvement in the accident and had no goods on the truck at the time of the accident. Zircon argued that it was neither the cause in fact nor the proximate cause of the accident or of the damages suffered by the Plaintiffs, and filed a Motion for Summary Judgement. The trial court judge found that there were “…no triable issues of fact, and that the moving party, Defendant Zircon Corporation, is entitled to judgement as a matter of law…”. The Order on the Motion was entered on May 23, 2022 and the Plaintiffs appealed. On January 30, 2024, the California Second District Court of Appeal affirmed the trial court’s Summary Judgement in favor of Zircon. Plaintiffs did not further appeal the January 30, 2024 affirmation by the California Second District Court of Appeal of the trial court’s Summary Judgement in favor of Zircon, and the matter is closed with regard to Zircon.

Claim Asserted by Mr. Michael Green

In April 2024, Mr. Michael Green, an individual in Great Britain, asserted violation by Zircon in its U.S. website of certain privacy protections under the laws of Great Britain. The Company believes its U.S. website has not violated the laws of Great Britain and that, in any event, has responded stating such laws do not apply outside Great Britain. As of the date of filing this Annual Report on Form 10-K, Mr. Green has not responded to the Company and has not asserted any claim for damages.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is neither traded nor quoted at any market.

Holders of Our Common Stock

As of March 31, 2024, there were 96 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities.

ITEM 6. [Reserved.]

SELECTED FINANCIAL DATA

The following selected consolidated financial information has been derived from the audited consolidated financial statements of Zircon. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes to those statements included therein.

	For the Years Ended March 31,
	2024	2023
Net Sales	$31,519,187	$30,499,470
Cost of goods sold	17,689,837	18,266,095
Gross Profit	13,829,350	12,233,375

Selling, administrative and other costs	12,993,111	11,980,960

Operating Income	836,239	252,415

Other Expenses
Interest expense	739,576	451,677
Other loss	31,069	29,133
Loss on foreign currency translation	84,878	48,106
Total other expenses	855,523	528,916

Loss before income taxes	(19,284)	(276,501)
Income tax benefit (expense)	69,839	(158,202)
Net income (loss)	$50,555	$(434,703)

Less: Net income attributable to non-controlling interests	270,013	232,869
Net loss attributable to ZRCN Inc. common stockholders	$(219,458)	$(667,572)
Foreign currency translation adjustment	(203,410)	11,445
Comprehensive loss attributable to ZRCN Inc. common stockholders	$(152,855)	$(423,258)
Net loss per share attributable to ZRCN Inc. common shareholders:
Basic and diluted	(0.02)	$(1.34)
Weighted average common shares outstanding:
Basic and diluted	9,573,088	500,000

	For the Years Ended March 31,
	2024	2023
Consolidated Statements of Operations Data:
Cash and cash equivalents	$502,162	$29,015
Working capital	14,086,990	15,092,755
Total assets	27,614,106	24,942,433
Long-term obligations	9,237,680	8,966,703
Total stockholders’ equity	8,926,352	9,826,891

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

The Company’s selected financial information for fiscal 2024 and fiscal 2023 is as follows. All the data are presented in United States dollars.

Financial Position Analysis

The information presented as of March 31 of each of the past two (2) years represents the information of Zircon Corporation.

	March 31, 2024	March 31, 2023
Assets	27,614,106	24,942,433
Liabilities	18,687,754	15,115,542
Equity	8,926,352	9,826,891

Assets

Total assets as of March 31, 2024, were $27.6 million compared to $24.9 million as of March 31, 2023, which was an increase of approximately $2.7 million. This increase was driven primarily by an increase in cash of $0.5 million, an increase in accounts receivable of approximately $1.1 million, an increase in inventory of approximately $0.9 million, and increase in deferred tax assets of $0.5 million and an increase in the federal tax deposit of $0.1 million offset by a decrease in prepaids and other assets of $0.2 million and a decrease in operating right-of-use assets of $0.2 million.

Liabilities

Total liabilities as of March 31, 2024, were $18.7 million compared to $15.1 million as of March 31, 2023, which was an increase of approximately $3.6 million. This increase was driven primarily by an increase in our line of credit of $0.8 million, an increase in accounts payable of approximately $3.2 million, and an increase in accrued expenses of $0.2 million offset by a decrease in notes payable of $0.2 million, a decrease in notes payable to the Stauss Family Administrative Trust of $0.2 million, and a decrease in the operating lease liability of $0.2 million.

Equity

Total equity as of March 31, 2024, was $8.9 million compared to $9.8 million as of March 31, 2023, which was a decrease of approximately $0.9 million. This decrease was driven primarily by costs associated with the Harmony merger of $1.1 million, a net loss of $0.2 million and a foreign currency translation loss of $0.2 million offset by a non-cash gain on our settlement of a note payable with the Status Family Trust of $0.2 million, non-controlling interests of $0.3 million and the issuance of common stock for advisory services of $0.1 million.

Operating Results Analysis

Readers are invited to take into consideration the consolidated operating results of Zircon Corporation for the fiscal years ended March 31, 2024, and 2023.

	For the Years Ended March 31,
	2024	2023
Net Sales	$31,519,187	$30,499,470
Cost of goods sold	17,689,837	18,266,095
Gross Profit	13,829,350	12,233,375

Operating Expenses
General & administrative	6,701,914	5,369,848
Marketing & selling	4,373,250	4,708,971
Research and development	1,917,947	1,902,141
Total Operating Expenses	12,993,111	11,980,960
Operating Income	836,239	252,415

Other Expenses
Interest expense	739,576	451,677
Other loss	31,069	29,133
Loss on foreign currency translation	84,878	48,106
Total other expenses	855,523	528,916

Loss before income taxes	(19,284)	(276,501)
Income tax benefit (expense)	69,839	(158,202)
Net income (loss)	$50,555	$(434,703)

Less: Net income attributable to non-controlling interests	270,013	232,869
Net loss attributable to ZRCN Inc. common stockholders	$(219,458)	$(667,572)
Foreign currency translation adjustment	(203,410)	11,445
Comprehensive loss attributable to ZRCN Inc. common stockholders	$(152,855)	$(423,258)

Sales revenue and gross margin

Revenue for fiscal 2024 was $31.5 million compared to $30.5 million in fiscal 2023 which was an increase of $1.0 million, or 3%. This increase was driven primarily by increased sales in the United States and Asia and reduced sales discounts. Gross profit for fiscal 2024 was $13.8 million, or 43.9% compared to 12.2 million, or 40.1%, which was an increase of $1.6 million, or 13%, and 3.8%, respectively. The increase in gross profit was driven by improved pricing and the increase in gross margin was driven by reduced manufacturing expenses.

Research and development

Research and development expenses for fiscal 2024 were $1.9 million compared to $1.9 million in fiscal 2023. The increase in 2024 was $15,000, or 1%, and was driven by consulting expenses.

Marketing and selling

Marketing and selling expenses for fiscal 2024 were $4.4 million compared to $4.7 million in fiscal 2023 which was a decrease of $0.3 million, or 7%. This decrease was driven primarily by a reduction in the use of consulting services and reduced advertising.

Administrative expenses

General and administrative expenses for fiscal 2024 were $6.7 million compared to $5.4 million in fiscal 2023 which was an increase of $1.3 million, or 25%. This increase was driven primarily by consulting and legal expenses associated with the Harmony merger, payroll expenses, and corporate service expenses.

Stock based compensation

Warrants with a fair value of $301,572 were issued during the year ended March 31, 2024.

Other expenses

Other expenses for fiscal 2024 were $0.9 million compared to $0.5 million in fiscal 2023 which was an increase of $0.4 million, or 62%. This increase was driven primarily by an increase in interest expense of $0.3 million and an increase in foreign exchange losses of $37,000. The increase in interest expense was driven by an increase in our average line of credit balance during fiscal 2024.

Zircon has notes payable to the Stauss Family Administrative Trust to repay loans made to Zircon. The principal balance of $667,230 is due and payable in December 2024. Interest accrued at 5.5% per annum is paid quarterly and included in accrued expenses. The note is subordinated to the line of credit payable to the bank and no payment is to be made on the note without prior approval from the bank. On March 31, 2024 the Stauss Family Administrative Trust and the Company agreed to extend the maturity date of the Notes Payable to the trust to December 31, 2025.

Interest expense for the notes in fiscal 2024 was $30,399 while in fiscal 2023 the expense was $50,601.

Provision for income taxes

The benefit from income taxes for fiscal 2024 was $70.000 compared to a provision of $0.2 million in fiscal 2023 which was an decrease of $0.2 million, or 144%. This decrease was driven primarily by a change in our deferred tax asset position.

Other comprehensive income (loss)

Comprehensive income (loss) for all periods presented is comprised primarily of net income (loss) and foreign currency translation adjustments. The change in foreign currency translation adjustment was a loss of $0.2 million in fiscal 2024 compared to a gain of $11,000 which was a decrease of $0.2 million. This change was primarily driven by unfavorable exchange rate changes in Mexico.

Cash Flow Analysis

	For the Years Ended March 31,
	2024	2023
Operating activities	$1,183,344	$1,030,586
Investing activities	(1,168,607)	(794,262)
Financing activities	590,039	(466,034)
Effect of exchange rate changes	(131,629)	(7,551)
Net increase (decrease) in cash	$473,147	$(237,261)

Operating Activities

During the year ended March 31, 2024, net cash provided by operating activities was $1.2 million. This increase was due to net income of $51,000, non-cash expenses for depreciation, amortization, and inventory obsolescence impairment of $1.3 million, provision for bad debt and foreign currency losses of $89,000, a decrease in prepaids and other assets of $0.2 million, and common stock issued for advisory services of $0.1 million, an increase in accounts payable and accrued expenses and other current liabilities of $2.8 million, offset by an increase in accounts receivable of $1.1 million, an increase in inventory of $1.4 million, and increase in deferred tax assets of $0.5 million, an increase in the federal tax deposit of $78,000, and a decrease in operating lease liabilities of $0.2 million.

During the year ended March 31, 2023, net cash provided by operating activities was $1.0 million. This increase was due to a net loss of $0.4 million being offset by non-cash expenses for depreciation and amortization of $1.3 million and bad debt expense of $2,000, a decrease in accounts receivable of $94,000, a decrease in inventory of $1.2 million, a decrease in prepaids and other assets of $0.4 million, an increase in accrued expenses of $0.1 million, offset by an increase in the federal tax deposit of $64,000, a decrease in accounts payable of $1.5 million, and a decrease in operating lease liabilities of $54,000.

Investing Activities

During the year ended March 31, 2024, net cash used in investing activities was $1.2 million. This decrease was due to purchases of property and equipment of $0.6 million, the net effect of the Harmony merger of $0.5 million, and investments in intangible assets of $68,000.

During the year ended March 31, 2023, net cash used in investing activities was $0.8 million. This decrease was due to purchases of property and equipment of $0.7 million, investments in intangible assets of $95,000, and the issuance to a shareholder of a note receivable of $29,000.

Financing Activities

During the year ended March 31, 2024, net cash provided by financing activities was $0.6 million. This increase was due to borrowings under the Company’s line of credit of $10.9 million offset by repayment of borrowings of $10.1 million, a bank overdraft of $0.4 million offset by repayment of debt assumed as part of the Harmony merger of $0.3 million and repayments of notes payable of $0.3 million.

During the year ended March 31, 2023, net cash used in financing activities was $0.5 million. This decrease was due to borrowings under the Company’s line of credit of $19.0 million offset by repayment of borrowings of $18.9 million, repayments of notes payable of $0.4 million, and a distribution to stockholders of $0.2 million for S Corp related pass-through tax liabilities.

Liquidity, Capital Resources and Sources of Financing

As of March 31, 2024, the Company had a cash balance of $0.5 million and working capital of $14.1 million. Working capital as of March 31, 2023 was $15.1 million. The decrease of $1.0 million was driven primarily by an increase in accounts payable offset by a smaller, combined increase in accounts receivable and inventory. To date the Company has been financed primarily through retained earnings, loans and credit lines secured by accounts receivable, inventory and fixed assets. The Company believes that it has sufficient liquidity and access to loans and credit lines to fund its operations and working capital requirements for the next 12 months.

On May 31, 2024, the Company entered into a Revolving Credit Agreement (the “Credit Agreement”) with FGI Worldwide LLC, as Agent for the lender (“FGI”). The Credit Agreement provides for a $15 million senior secured revolving credit facility (the “Credit Facility”) available to be used by the Company, Zircon and its Affiliates for replacement and discharge of the Company’s current US Bank loan of $8,750,000 and matures on May 31, 2027. The Company, Zircon and the Affiliates are guarantors of all obligations under the Credit Agreement and the Company’s four principal shareholders are limited guarantors thereof.

The Credit Agreement stipulates a base rate measured by the sum of Term SOFR for a period of one month, as published by the CME Group Benchmark Administration Limited (or any successor administration of Term SOFR) two business days prior to the beginning of the calendar month and a percentage equal to 0.10% (10 basis points) per annum. If at any time the displayed Term SOFR is less than 0.00%, Term SOFR is deemed to be 0.00% for the purposes of the credit facility.

The Credit Agreement bears interest measured by such outstanding amounts on receivable advances and inventory advances that accrue interest at the greater of 5.25% per annum or 3.00% above the base rate. Interest is charged on the last day of each month on a daily net balance of funds advanced or otherwise charged to the Company.

The Credit Agreement requires the Company to comply with maximum total net leverage and minimum fixed charge coverage ratios.

Information on Outstanding Securities

The following table sets out the number of common shares and warrants outstanding as of the date hereof:

Information on Outstanding Securities
Common shares issued and outstanding	10,016,936
Potential issuance of common shares
Warrants	217,184
Stock options	-
Fully diluted shares	10,234,120

In accordance with an agreement with S.C.E. Partners (“SCE”) dated May 15, 2023, the Company will issue an additional 25,000 common shares to SCE through June 30, 2024.

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

The Company leases a 14,000 square foot facility from a trust owned by the Stauss Family Administrative Trust.

The Company has notes payable to the Stauss Family Administrative Trust to repay loans made to the Company. As of March 31, 2024, principal balance of $667,230 is due and payable in December 2025. Interest accrued at 5.5% per annum is paid quarterly and included in accrued expenses. The note is subordinated to the line of credit note payable to the bank and no payment is to be made on the note without prior approval from the bank. In the second quarter of 2023, a portion of the note payable to Stauss Family Administrative Trust was settled as a non cash transaction against the note receivable from one stockholder for $240,190.

For the years ended March 31, 2024 and 2023 the interest expense on notes payable to the Stauss Family Administrative Trust totaled $30,399 and $50,601 respectively.

On March 31, 2024 the Stauss Family Administrative Trust and the Company agreed to extend the maturity date of the Notes Payable to the trust to December 31, 2025.

Off-Balance Sheet Arrangements

ZRCN has no off-balance sheet arrangements.

Contractual Obligations and Commitments

As of March 31, 2024, we did not have any material contractual obligations.

Estimates, Judgments and Assumptions

ZRCN prepares its consolidated financial statements in accordance with US GAAP, which require management to make estimates and assumptions that affect the amounts of its assets and liabilities, the information provided with regard to future assets and liabilities as well as the amounts of revenues and expenses for the relevant periods. Readers are invited to refer the Note 3 of the financial statements for the year ended March 31, 2024, for details.

Critical Accounting Policies and Estimates

Please refer to Note 3 Summary of Significant Accounting Policies of the Financial Statements for disclosures regarding the critical accounting policies related to our business.

Recently Issued Accounting Standards

Our recently issued accounting standards are included in Note 3 Summary of Significant Accounting Policies of the Financial Statements for disclosures regarding the critical accounting policies related to our business.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

ZRCN’s exposure to changes in interest rates relates primarily to Zircon’s cash, cash equivalents and outstanding debts.

Foreign Currency & Exchange Risk

ZRCN sources parts and materials from foreign vendors and sells its products in various foreign markets around the world. Changes in foreign currency exchange for the purchase of components from vendors and the sale of products in foreign markets can have a material impact on the Company’s results of operations and liquidity. The Company could hedge or take other steps to mitigate the impact from foreign currency exchange rates, but there is no guarantee that these efforts will be successful in every instance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ZRCN Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ZRCN Inc. (the Company) as of March 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ equity and cash flow for the years ended March 31, 2024 and 2023 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended March 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters to be communicated below, are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We did not identify any critical audit matters that need to be communicated.

/s/ Assurance Dimensions

We have served as the Company’s auditor since 2023.
Coral Springs, Florida
July 15, 2024

ASSURANCE DIMENSIONS CERTIFIED PUBLIC ACCOUNTANTS & ASSOCIATES

also d/b/a McNAMARA and ASSOCIATES, PLLC

TAMPA BAY: 4920 W Cypress Street, Suite 102 |Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO:  1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA:  3111 N. University Drive, Suite 621 | Coral Springs, FL 33065 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

“Assurance Dimensions” is the brand name under which Assurance Dimensions, LLC including its subsidiary McNamara and Associates, LLC (referred together as “AD LLC”) and AD Advisors, LLC (“AD Advisors”), provide professional services. AD LLC and AD Advisors practice as an alternative practice structure in accordance with the AICPA Code of Professional Conduct and applicable laws, regulations, and professional standards. AD LLC is a licensed independent CPA firm that provides attest services to its clients, and AD Advisors provide tax and business consulting services to their clients. AD Advisors, and its subsidiary entities are not licensed CPA firms.

ZRCN Inc.

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	March 31, 2023
ASSETS
Current assets:
Cash	$502,162	$29,015
Accounts receivable, net of provision for credit losses of approximately $14,000 and $10,000, respectively	8,644,373	7,524,428
Inventory	14,056,590	13,137,101
Prepaid expenses and other assets	333,939	551,050
Total current assets	23,537,064	21,241,594

Property and equipment, net	1,803,343	1,779,615
Deferred tax asset	498,797	—
Operating lease right-of-use assets	751,214	960,044
Federal tax deposit	213,016	134,600
Intangible assets, net	791,477	807,385
Deposits	19,195	19,195
Total assets	$27,614,106	$24,942,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,050,055	$3,881,323
Accrued expenses	2,129,917	1,876,325
Notes payable, current portion	75,000	205,834
Operating lease liability, current	195,102	185,357
Total current liabilities	9,450,074	6,148,839

Line of credit	8,025,550	7,210,652
Notes payable, net of current portion	—	65,000
Operating lease liability, net of current portion	544,900	783,631
Notes payable to Stauss Family Administrative Trust	667,230	907,420
Total liabilities	18,687,754	15,115,542

Commitments and Contingencies (Note 14)

Stockholders’ equity:
Common stock; at $0.0001 par value, 20,000,000 shares authorized, 10,016,936 and 500,000 shares issued and outstanding as of March 31, 2024 and 2023, respectively	1,001	50
Accumulated other comprehensive (loss) income	(187,400)	16,010
Note receivable from stockholder	—	(240,190)
Retained earnings	7,421,226	8,629,509
Total equity attributable to ZRCN Inc. stockholders	7,234,827	8,405,379
Non-controlling interests in variable interest entities	1,691,525	1,421,512
Total stockholders’ equity	8,926,352	9,826,891
Total liabilities and stockholders’ equity	$27,614,106	$24,942,433

The accompanying notes are an integral part of these consolidated financial statements.

ZRCN Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended March 31,
	2024	2023

Net sales	$31,519,187	$30,499,470
Cost of sales	17,689,837	18,266,095
Gross profit	13,829,350	12,233,375

Operating expenses:
General and administrative	6,701,914	5,369,848
Marketing and selling	4,373,250	4,708,971
Research and development	1,917,947	1,902,141
Total operating expenses	12,993,111	11,980,960
Income from operations	836,239	252,415

Other expenses:
Interest expense	739,576	451,677
Other expenses	31,069	29,133
Loss on foreign currency transactions	84,878	48,106
Total other expenses	855,523	528,916

Loss before income taxes	(19,284)	(276,501)
Income tax benefit (expense)	69,839	(158,202)
Net income (loss)	$50,555	$(434,703)
Less: Net income attributable to non-controlling interests	270,013	232,869
Net loss attributable to ZRCN Inc. common stockholders	$(219,458)	$(667,572)

Net income (loss)	$50,555	$(434,703)
Change in foreign currency translation adjustment	(203,410)	11,445
Comprehensive loss	(152,855)	(423,258)
Less: Net income attributable to non-controlling interests	270,013	232,869
Less: Other comprehensive (loss) income attributable to noncontrolling interest	(203,410)	11,445
Comprehensive loss attributable to ZRCN common stockholders	$(219,458)	$(667,572)

Net loss per share attributable to ZRCN Inc.:
Basic and diluted	$(0.02)	$(1.34)
Weighted average common shares outstanding:
Basic and diluted	9,573,088	500,000

The accompanying notes are an integral part of these consolidated financial statements.

ZRCN Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Accumulated Other Comprehensive	Note Receivable from	Retained	Total Equity Attributable	Non- controlling	Total Stockholders’
	Shares	Amount	(Loss) Income	Stockholder	Earnings	to ZRCN	Interests	Equity
Balance - March 31, 2022	500,000	$50	$4,565	$(211,390)	$9,520,102	$9,313,327	$1,188,643	$10,501,970
Stockholder distributions	—	—	—	—	(223,021)	(223,021)	—	(223,021)
Advance to stockholder	—	—	—	(28,800)	—	(28,800)	—	(28,800)
Change in foreign currency translation adjustment	—	—	11,445	—	—	11,445	—	11,445
Net (loss) income	—	—	—	—	(667,572)	(667,572)	232,869	(434,703)
Balance - March 31, 2023	500,000	$50	$16,010	$(240,190)	$8,629,509	$8,405,379	$1,421,512	$9,826,891
Merger with Harmony	9,448,272	945	—	—	(1,098,680)	(1,097,735)	—	(1,097,735)
Common stock issued for advisory services	68,664	6	—	—	109,855	109,861	—	109,861
Noncash settlement of Stauss note payable for settlement of note receivable from stockholder	—	—	—	240,190	—	240,190	—	240,190
Change in foreign currency translation adjustment	—	—	(203,410)	—	—	(203,410)	—	(203,410)
Net (loss) income	—	—	—	—	(219,458)	(219,458)	270,013	50,555
Balance - March 31, 2024	10,016,936	$1,001	$(187,400)	$—	$7,421,226	$7,234,827	$1,691,525	$8,926,352

The accompanying notes are an integral part of these consolidated financial statements.

ZRCN Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$50,555	$(434,703)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	665,377	1,166,906
Amortization of intangible assets	83,742	113,294
Amortization of right-of-use assets	131,184	63,422
Inventory obsolescence impairment	444,771	—
Provision for credit losses	3,756	1,561
Loss on foreign currency transactions	84,878	—
Deferred income taxes	(498,797)	—
Common stock issued for advisory services	109,861	—
Changes in operating assets and liabilities:
Accounts receivable	(1,122,610)	94,028
Inventory	(1,364,260)	1,161,757
Prepaid expenses and other assets	222,909	423,127
Federal tax deposit	(78,416)	(64,139)
Accounts payable	2,525,950	(1,542,055)
Accrued expenses	153,430	101,866
Operating lease liabilities	(228,986)	(54,478)
Net cash provided by operating activities	1,183,344	1,030,586

CASH FLOWS FROM INVESTING ACTIVITIES
Effect of Harmony Merger, net of cash acquired	(518,611)	—
Investment in intangible assets	(67,834)	(94,874)
Purchase of property and equipment	(582,162)	(670,588)
Issuance of note receivable to shareholder	—	(28,800)
Net cash used in investing activities	(1,168,607)	(794,262)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(257,381)	(410,000)
Repayment of debt assumed in Harmony Merger	(317,500)	—
Distributions to stockholders	—	(223,021)
Borrowing on line of credit	10,912,717	19,028,442
Repayment on line of credit	(10,097,819)	(18,861,455)
Bank overdraft	350,022	—
Net cash provided by (used in) financing activities	590,039	(466,034)

Effect of exchange rate fluctuations on cash	(131,629)	(7,551)

Net increase (decrease) in cash	473,147	(237,261)
Cash at beginning of period	29,015	266,276
Cash at end of period	$502,162	$29,015

Supplemental disclosure of cash flow information:
Cash paid for interest	$664,633	$471,717
Cash paid for taxes	$148,877	$134,600
Noncash investing and financing activities:
Common stock issued in connection with Harmony merger	$18,900	$—
Fair value of Advisor Warrants issued to effectuate Harmony Merger	$301,572	$—
Assets acquired in Harmony Merger	$663	$—
Liabilities assumed in Harmony Merger	$(579,176)	$—
Noncash settlement of Stauss note payable for settlement of note receivable from stockholder	$240,190	$—
ROU assets obtained in exchange for lease obligations in connection with adoption of ASC 842	$—	$1,023,466

Noncash investing and financing activities:
Common stock issued in connection with Harmony merger	$18,900	$—
Fair value of Advisor Warrants issued to effectuate Harmony Merger	$301,572	$—
Assets acquired in Harmony Merger	$663	$—
Liabilities assumed in Harmony Merger	$(579,176)	$—
Noncash settlement of Stauss note payable for settlement of note receivable from stockholder	$240,190	$—
ROU assets obtained in exchange for lease obligations in connection with adoption of ASC 842	$—	$1,023,466

The accompanying notes are an integral part of these consolidated financial statements.

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

1. Organization

The Business

On April 14, 2023 (the “Closing Date”), Zircon Corporation (“Zircon”) effectuated a merger and reorganization with Harmony Energy Technologies, Inc. (“Harmony”), a Delaware Corporation, ZRCN Inc., a California corporation and a wholly owned subsidiary of Harmony (the “Merger Sub”). The merger leverages Zircon’s sensor-based, ASIC (“Application-Specific Integrated Circuits”) processor technology and patent portfolio, to accelerate growth in its product lines and global markets as a publicly traded company. The combination of Harmony and Zircon was effectuated through a merger (the “Merger”) of Merger Sub into Zircon. The separate existence of Merger Sub ceased, and Merger Sub was merged with and into Zircon (Zircon, as the surviving corporation following the Merger). Upon completion of the Merger, Harmony changed its name to ZRCN Inc. (“ZRCN” or the “Company”). While Harmony was the legal acquirer of Zircon in the Merger, the Merger is treated as a reverse recapitalization, whereby Zircon is deemed to be the accounting acquirer, and the historical financial statements of Zircon became the historical financial statements of Harmony (renamed ZRCN Inc.) upon the closing of the Merger. Under this method of accounting, Harmony was treated as the “acquired” company and Zircon is treated as the acquirer for financial reporting purposes.

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

2. Liquidity

As of March 31, 2024, the Company had $502,162 in cash and working capital of $14,086,990. To date, ZRCN has been financed primarily through retained earnings, secured loans and a line of credit. The Company’s line of credit was scheduled to expire on July 31, 2024 (Note 10) but on May 31, 2024, the Company entered into a revolving credit agreement with a new lender that matures on May 31, 2027 (Note 16). The loans are secured by accounts receivable, inventory and fixed assets. The Company believes that it has sufficient liquidity to fund its operations and operating capital needs for the next 12 months as well as meet its obligations as they become due in 2024 and 2025.

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (GAAP). On this basis, revenue and the related assets are recognized when services are performed and products are sold, and expenses and related liabilities are recorded when the obligation is incurred.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ZRCN as well as its variable interest entities. The Company consolidates all entities over which the Company has the power to govern the financial and operating policies and therefore exercises control, and upon which the Company has a controlling financial interest. The entities are consolidated from the date at which the Company obtains control and are de-consolidated from the date at which control ceases. All intercompany balances and transactions have been eliminated. Accounting policies of the entities have been revised where necessary to ensure consistency with the policies adopted by the Company.

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

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

Reverse Stock Split

On May 10, 2023, ZRCN authorized a 1:20 reverse split of its common shares outstanding, pursuant to a majority vote of stockholders as provided under Section 228 of the Delaware General Corporation Law (DGCL). As a result, ZRCN made an amendment to the Certificate of Incorporation of the Corporation to affect a reverse split of the Common Stock whereby each twenty (20) issued and outstanding shares of Common Stock was exchanged for one (1) share of Common Stock. Each resulting fractional share of Common Stock was rounded up to the next nearest whole share of Common Stock and with no change to the authorized shares of Common Stock. At the time, the effect of the reverse stock split reduced the number of common shares outstanding from 198,964,500 to 9,948,272. All references to common stock, stock warrants to purchase common stock, share data, per share data and related information contained in these consolidated financial statements have been retrospectively adjusted to reflect the effect of the reverse stock split for all periods presented.

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

The Company has determined that ZDM and Zircon UK are variable interest entities with the Company’s wholly owned subsidiary, Zircon, as the primary beneficiary, and thus the Company, with the ability to exercise control, as determined under the guidance of ASC 810. In its determination, management considered the following qualitative and quantitative factors:

a.	the overall purpose and design of the entities, which exist primarily for the benefit of or on behalf of the Company and;

b.	the Company’s contractual and common control arrangements with the VIEs, through which it gains both the power to direct the activities that most significantly impact their economic performance, and the obligation to absorb losses and receive benefits that potentially could be significant to the VIEs;

c.	the equity at risk of the entities is not sufficient to finance the entities’ activities without additional subordinated financial support by the Company (i.e., the entities are thinly capitalized).

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

The following table summarizes the carrying amount of the assets and liabilities of ZDM included in the Company’s consolidated balance sheets at March 31, 2024 and 2023 (after elimination of intercompany transactions and balances):

	As of March 31,
	2024	2023
ASSETS
Current assets:
Cash	$29,671	$38,844
Accounts receivable	$10,288	8,115
Prepaid expenses and other assets	$63,146	47,156
Total current assets	103,105	94,115

Property and equipment	$251,819	272,723
Total assets	$354,924	$366,838

LIABILITIES
Current liabilities:
Accounts payable	$130,994	$153,916
Accrued expenses	$73,641	114,719
Total current liabilities	$204,635	$268,635

The following table summarizes the carrying amount of the assets and liabilities of Zircon UK included in the Company’s consolidated balance sheets at March 31, 2024 and 2023 (after elimination of intercompany transactions and balances):

	As of March 31,
	2024	2023
ASSETS
Current assets:
Cash	$—	$21,103
Accounts receivable	9,173	4,366
Total current assets	9,173	25,469

LIABILITIES
Current liabilities:
Accounts payable	$32,964	$31,086
Total current liabilities	$32,964	$31,086

Non-controlling Interests

The Company follows ASC 810, which governs the accounting for and reporting of non-controlling interests (“NCIs”) in partially owned consolidated entities and the loss of control of those entities. Non-controlling interest positions, which represent 100% of the activity in the Company’s consolidated entities before intercompany transactions have been eliminated, are reported as a separate component of consolidated stockholders’ equity from the equity attributable to ZRCN’s stockholders for all years presented. The net income attributed to the NCI’s is separately designated in the accompanying comprehensive loss.

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Significant estimates used in preparing these consolidated financial statements include the provision for credit losses, allowance for inventory obsolescence, allocation of overhead to inventory, estimated future benefit and fair value of intangible assets, accrued rebates and advertising allowances, useful lives and depreciation methods of property and equipment, and uncertain tax positions. It is at least reasonably possible that the significant estimates used will change within the next year.

Cash

The carrying value of cash approximates fair value due to the short-term nature of the instruments. From time to time, the Company may be in the position of a “book overdraft” in which outstanding checks exceed cash. The Company classifies book overdrafts in accounts payable within its consolidated balance sheets, and classifies the change in accounts payable associated with book overdrafts as an operating activity within the consolidated statement of cash flows. As of March 31, 2024, the book overdraft included within accounts payable was $350,022. As of March 31, 2023, the Company did not have any book overdrafts included within accounts payable.

Accounts Receivable, Net

Accounts receivables are stated at the amount the Company expects to collect. The Company provides credit without requiring collateral, in the normal course of business, to credit-worthy customers as determined by management’s review of references and credit reports. Bad debts are charged against the provision for credit losses. The provision for credit losses is adjusted to provide a specific and general allowance for estimated uncollectible accounts, which is based on management’s judgment based on a number of factors, including the length of time the receivables are past due, significant one-time events and historical experience. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the provision for credit losses and a credit to accounts receivable. Based on management’s assessment of the credit history with customers having outstanding balances and current relationships with them, management believes that losses on balances outstanding will not exceed the provision for credit losses.

Accounts receivable consisted of the following:

	March 31, 2024	March 31, 2023
Accounts receivable	$8,657,894	$7,534,193
Less provision for credit losses	(13,521)	(9,765)
Accounts receivable, net	$8,644,373	$7,524,428

Activity related to the Company’s provision for credit losses was as follows:

	March 31, 2024	March 31, 2023
Balance, beginning of period	$9,765	$115,129
Credit loss provision	3,756	1,561
Write-offs	—	(106,925)
Balance, end of period	$13,521	$9,765

Inventory

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

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

Property and Equipment, Net

Property and equipment are stated at cost. Leasehold improvements are amortized over the shorter of the lease terms or estimated useful lives of the respective assets. Depreciation is computed using the straight-line method over the following estimated useful lives of the respective assets:

Leasehold improvement	7-20 years
Computer equipment	3-5 years
Manufacturing equipment	3-10 years
Furniture and office equipment	7-10 years
Vehicles	4-5 years

Intangible Assets, Net

Included in intangible assets are external amounts paid to vendors as well as consulting and legal fees for purchased patents and the cost of the exclusivity rights and licenses secured by the Company for certain technology. The intangible assets are recorded at cost on the balance sheet and adjusted for amortization, abandonments, and impairments (see Note 8). Acquired identifiable intangible assets are valued at the acquisition date primarily by using a discounted cash flow method. Amortization is computed using the straight-line method over their estimated useful lives of 5 to 20 years. Amortization for filed patents not yet issued will begin upon the date of issuance. The Company evaluates intangible assets for impairment and writes off assets that are not used in any products. During the years ended March 31, 2024 and 2023, there were no impairment expenses for intangible assets.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or circumstances exist that indicate the carrying amount of an asset or asset group may not be recoverable. The recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset or asset group to the future undiscounted cash flows expected to be generated by that asset group. If the asset or asset group is considered to be impaired, an impairment loss is recorded to adjust the carrying amounts to the estimated fair value. The excess of the carrying value of the reporting unit over the estimated fair value was first allocated to the intangibles and then to goodwill. Fair value was determined using the income approach. As of March 31, 2024 and March 31, 2023, there has been no impairment of long lived assets.

Deposits

The Company has amounts pledged as security deposits of $19,195 at March 31, 2024 and March 31, 2023, respectively, primarily representing a security deposit required by the Company’s office lease.

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

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

Provisions for customer volume rebates, product returns, discounts and allowances are variable consideration and are recorded as a reduction of revenue in the same period the related sales are recorded. Such provisions are calculated using historical averages adjusted for any expected changes due to current business conditions. Consideration given to customers for cooperative advertising is recognized as a reduction of revenue except to the extent that there is a distinct good or service and evidence of the fair value of the advertising, in which case the expense is classified as marketing and selling expense. Advertising expenses included within marketing and selling expenses were $57,353 and $207,696 for the years ended March 31, 2024 and 2023. Sales tax for the sale of products is applied to the invoice and recorded as an accrued liability.

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

Warranty

The Company provides an assurance warranty that its products and the functionalities work as intended and comply with defined specifications. The Company does not provide an extended service warranty to its customers. The actual cost associated with the assurance warranty is $3,308 as of March 31, 2024 and $4,992 as of March 31, 2023. Costs are expensed as incurred.

Comprehensive Loss

Comprehensive loss of all periods presented is comprised primarily of net loss and foreign currency translation adjustments.

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

Concentration of Business and Credit Risk

As of March 31, 2024, the Company maintained deposits in a single bank that exceeded the federal insured deposit limit of the Federal Deposit Insurance Corporation (FDIC).

During the years ended March 31, 2024 and 2023 the Company generated approximately 72% and 66% of its total revenue from three customers. Accounts receivable from these customers amounted to approximately 77% and 75% of total accounts receivable as of March 31, 2024 and 2023, respectively.

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

As of March 31, 2024 and 2023, 72% and 75% of its total accounts receivable, were from three customers, respectively.

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

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company believes the carrying amounts of its cash equivalents, accounts receivable, other current assets, other assets, accounts payable, accrued expenses, and other current liabilities approximated their fair values as of March 31, 2024 and 2023 due to their short-term nature. Management measures intangible assets at fair value on a non-recurring basis using internally developed assumptions about the market as there is no market activity available. All carrying amounts of other applicable assets and liabilities on the Company’s balance sheet approximate fair value. For long-term debt, the estimated fair value approximates its carrying value, as the interest rate is in line with the market interest rates for this type of debt.

Foreign Operations and Foreign Currency

The Company’s reporting currency is the U.S. dollar and the Company’s records are maintained in U.S. dollars. Assets and liabilities, including any amounts due or receivable from foreign entities, are translated into the reporting currency using the exchange rates in effect on the consolidated balance sheet dates. Equity accounts are translated at historical rates, except for the change in retained earnings during the year, which is the result of the consolidated statement of operations translation process. Any revenues or expenses that are billed in foreign currency are converted at the average rates of exchange prevailing during each period. Realized and unrealized foreign currency exchange gains and losses arising from transactions denominated in currencies other than the U.S. dollar are reflected in earnings. The cumulative translation adjustments associated with the net assets of foreign entities are recorded in accumulated other comprehensive income (loss) in the accompanying consolidated statements of changes in stockholders’ equity.

Operations outside the United States include entities in Mexico and the United Kingdom. The Company also transacts business in other foreign countries. Foreign operations are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government price or foreign exchange controls, and restrictions on currency exchange.

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

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

As of April 14, 2023, Zircon’s election to be an S Corporation under the Internal Revenue Code was no longer in effect.

Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net income or loss attributable to ZRCN by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share excludes, when applicable, the potential impact of common stock warrant shares and other dilutive instruments because their effect would be anti-dilutive. Diluted net income per share, when applicable, includes the warrant shares because their effect would be dilutive. The dilutive securities outstanding are as follows:

	March 31, 2024	March 31, 2023
Common stock warrants	217,184	—

In accordance with an agreement with SCE dated May 15, 2023, the Company will issue an additional 25,000 common shares to SCE through June 30, 2024.

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

The Company determines if an arrangement is a lease at inception and classifies its leases at commencement. Operating leases are presented as right-of-use (“ROU”) assets and the corresponding lease liabilities are included in operating lease liabilities, current and operating lease liabilities on the Company’s consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset, and lease liabilities represent the Company’s obligation for lease payments in exchange for the ability to use the asset for the duration of the lease term. The Company does not recognize short term leases that have a term of twelve months or less as ROU assets or lease liabilities.

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

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of stockholders’ equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be liability classified and recorded at their initial fair value on the date of issuance and remeasured at fair value and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the private placement warrants was estimated using a Black Scholes valuation approach with assumptions relevant on the date of issuance and the fair value of the penny warrants issued in connection with the Merger was estimated using the intrinsic value method.

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

Recently Issued Accounting Standards Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The new standard requires a company to disclose incremental segment information on an annual and interim basis, including significant segment expenses and measures of profit or loss that are regularly provided to the chief operating decision maker. The standard is effective for the Company beginning in fiscal year 2024 and interim periods within fiscal year 2025, with early adoption permitted. The Company does not expect to early adopt the new standard. The Company is currently evaluating the impact of ASU 2023-07 on its consolidated financial statements and related disclosures and will adopt the new standard using a retrospective approach.

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

In December 2023, the FASB also issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for the Company for annual periods beginning after December 15, 2024, with early adoption permitted. The Company does not expect to early adopt the new standard. The new standard is expected to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements and related disclosures.

In March 2024, FASB issued ASU No. 2024-01, “Compensation- Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards.” ASU 2024-01 provides an illustrative example that includes four fact patterns to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profits interest award should be accounted for in accordance with Topic 718. ASU 2024-01 is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of ASU 2024-01 on its consolidated financial statements and related disclosures.

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

Zircon paid transaction costs of $518,611 for legal and advisory services and issued warrants to purchase an aggregate 217,184 shares of common stock to advisors who provided services to effectuate the Merger which had a fair value determined to be $301,572 and are included in the transaction costs and advisory fees allocated to ZRCN equity (refer to Note 11 for further detail regarding these warrants). The Company also issued common shares with a fair value of $18,900 in connection with the Harmony merger.

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

The following table reconciles the elements of the Merger to the consolidated statements of changes in stockholders’ equity for the year ended March 31, 2024:

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

Debt Settlement Agreement

In connection with the Merger, the Company entered into debt settlement agreements (the “Debt Settlement Agreements”) with certain third-party creditors of the Company under which the Company agreed to make certain payments over the next 12 months to the creditors in satisfaction of an aggregate of $400,000 which was owed to them. As of March 31, 2024, the Company has repaid $317,500 to the creditors. The remaining balance of $75,000 is recorded as a component of notes payable, current portion on the Company’s balance sheet (refer to Note 10).

5. Revenue

Disaggregation of Revenue from Contracts with Customers

Revenue disaggregated according to the timing of transfer of goods or services (e.g., at a point in time) for the years ended March 31, 2024 and 2023, were as follows:

Revenue generated per major product line	For the Year Ended March 31, 2024	For the Year Ended March 31, 2023
Stud sensor edge	$18,651,557	$17,836,599
Multifunctional scanners	4,787,433	4,533,994
Stud sensor center	5,323,980	4,901,818
Target control products	1,596,219	1,781,137
Other	1,159,998	1,445,922
Total Revenue	$31,519,187	$30,499,470

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

Revenue disaggregated according to the geographical location of customers for the years ended March 31, 2024 and 2023, were as follows:

Revenue by geographic location of customers	For the Year Ended March 31, 2024	For the Year Ended March 31, 2023
United States	$27,990,376	$27,133,998
Canada	1,696,909	1,843,508
Europe	304,880	356,530
Japan	938,176	784,681
UK	44,793	7,909
Others	544,053	372,844
Total Revenue	$31,519,187	$30,499,470

6. Inventory

Inventory consisted of the following:

	March 31, 2024	March 31, 2023
Finished goods	$6,930,052	$6,327,358
Raw materials	4,909,040	4,862,227
Work in process	2,217,498	1,947,516
	$14,056,590	$13,137,101

Obsolescence allowance was estimated at $444,771 and $487,830 as of March 31, 2024 and 2023.

7. Property and Equipment

Property and equipment consisted of the following:

	March 31, 2024	March 31, 2023
Manufacturing equipment	$9,314,621	$8,694,039
Computer equipment	2,773,846	2,744,199
Leasehold improvements	1,217,750	1,181,382
Furniture and office equipment	955,443	923,381
Vehicles	275,240	273,499
	14,536,900	13,816,500
Construction in progress	423,220	560,712
	14,960,120	14,377,212
Less accumulated depreciation and amortization	(13,156,777)	(12,597,597)
	$1,803,343	$1,779,615

For the years ended March 31, 2024 and 2023, depreciation and amortization expense was $665,377 and $1,166,906, respectively.

Construction in progress consists of assets and technologies under development. The Company starts depreciation once the assets are completed and placed in service.

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

8. Intangible Assets

The Company’s intangible assets consisted of the following:

	March 31, 2024			March 31, 2023
Finite-lived intangible assets (1):	Intangibles, Gross	Accumulated Amortization	Intangibles, Net	Intangibles, Gross	Accumulated Amortization	Intangibles, Net
Patents issued and pending	$2,340,112	$(1,614,943)	$725,169	$2,272,278	$(1,541,795)	$730,483
Exclusivity rights and licenses	167,542	(101,234)	66,308	167,542	(90,640)	76,902
Total finite-lived intangible assets	$2,507,654	$(1,716,177)	$791,477	$2,439,820	$(1,632,435)	$807,385

Finite-lived intangible assets (1):	March 31, 2024 Weighted Average Life Remaining
Patents issued and pending	14.0
Exclusivity rights and licenses	5.7

(1)	Finite-lived intangible assets have estimated useful lives of five to twenty years, and are being amortized to operating expenses on a straight-line basis.

For the years ended March 31, 2024 and 2023, amortization expense was $83,742 and $113,294, respectively.

Expected future amortization expense of acquired finite-lived intangible assets as of March 31, 2024 is as follows:

For the Years Ending March 31,	Amount
2025	$73,590
2026	72,831
2027	72,716
2028	71,544
2029	71,172
Thereafter	429,624
$791,477

9. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2024	March 31, 2023
Rebates	$538,268	$447,959
Vacation	388,922	445,602
Accrued taxes	360,493	14,185
Payroll and related	333,674	343,696
Sales expense	205,050	235,779
Advertising allowance	134,168	165,291
Professional services	94,412	193,853
Interest	74,930	29,960
	$2,129,917	$1,876,325

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

10. Debt

Line of Credit

The Company had a revolving line of credit with a bank, which allowed for borrowings up to $10,000,000 that was scheduled to expire on July 31, 2024, see below and refer to Note 16. As further defined in the agreement, borrowings bear interest at either a fixed rate for a fixed term (2.36% per annum in excess of the Daily Simple Secured Overnight Financing Rate (“SOFR”) or variable rate (Reference Rate) selected by management which was 9.5% for $7,210,652 of outstanding borrowings on the line of credit balance at March 31, 2023. The line of credit was secured by substantially all of the Company’s assets. As of March 31, 2023, the Company demonstrated that it was in compliance with all applicable covenants of the loan agreement.

While the line of credit had a maximum limit of $10,000,000, the formula basis allowed the Company to borrow up to 80% of eligible accounts receivable and 50% of eligible inventory.

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

Pursuant to the Amendment, the Bank waived Zircon’s existing defaults under the Loan Agreement for its failure to comply with certain covenants set forth in the Loan Agreement as the result of, without limitation, Zircon’s reverse merger with the Company. In addition, the Amendment, among other things, (i) amended the aggregate amount available under the 2023 Note after December 31, 2023 from $12,000,000 to $10,000,000, (ii) eliminated the Supply Chain Finance Sublimit, (iii) amended the maturity date of the 2019 Note to February 29, 2024, (iv) inserted an inventory sublimit in the definition of Borrowing Base in the Loan Agreement, (v) included a provision that required Zircon to reduce the amount set forth under the 2023 Note by twenty-five percent (25%) of the amount of net proceeds received by the Company from any sale of its capital stock in excess of the amount of funds disclosed in the offering to be specifically committed and applied to the project described therein (which shall not include any contingency line items), (vi) included a corporate guarantee under the Loan Agreement and the Notes by the Company, (vii) amended the minimum fixed charge coverage ratio to be less than 1.25 to 1.00 (the Company had a fixed charge coverage ratio of 1.36 as of March 31, 2024) and (viii) added a new provision restricting payment and dividends by Zircon.

Pursuant to the Amendment, while the line of credit has a maximum limit of $10,000,000, the formula basis allowed the Company to borrow up to 80% of eligible accounts receivable and 50% of eligible inventory. Using this formula, the Company could have borrowed up to $10,000,000 against eligible assets as of March 31, 2024. As of March 31, 2024 the Company had borrowed $8,025,550, has an additional borrowing capacity of $1,974,450 as pursuant to the Amendment, the line of credit provided for maximum borrowings of 10,000,000.

On February 13, 2024, the Company signed an agreement with U.S. Bank to extend the maturity date on its line of credit from February 29, 2024 to July 31, 2024. In accordance with ASC 470-10-45-14 and ASC 470-10-45-2, the Company determined that the $8.0 million line of credit can be classified as noncurrent as of March 31, 2024 as the Company fully expected to complete a refinancing prior to the expiration of the extended loan agreement with US Bank. The terms that permit US Bank to accelerate payment because the Company failed to maintain satisfactory operations are subjective, and the Company considered the likelihood of US Bank exercising its rights under these terms to be remote. In fact, US Bank did not accelerate payment and, on May 31, 2024, the Company entered into a new revolving credit agreement with a new lender with higher borrowing limits (see Note 16).

For the years ended March 31, 2024 and 2023, interest expense on the line of credit totaled $697,746 and $371,539, respectively.

The components of the revolving line of credit consisted of the following:

	March 31, 2024	March 31, 2023
SOFR	$8,025,550	$6,500,000
Excess of SOFR	—	710,652
	$8,025,550	$7,210,652

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

Notes payable

In July 2018, the Company entered into a term loan with a bank for $1,750,000. Under the agreement, the Company paid approximately $29,000 in monthly principal payments plus interest. For the years ended March 31, 2024 and 2023, there was $0 and $1,730 interest paid on the loan, respectively. The note matured in August 2023 and was paid off.

In September 2019, the Company entered into a term loan with a bank for $300,000. Under the agreement, the Company paid interest only from November 2019 through April 2020, and starting in May 2020, the Company made monthly payments of $5,000 plus interest. During the year ended March 31, 2024, interest paid on the loan approximated $7,200. The note originally matured in April 2025 and was secured by the Company’s assets. As of March 31, 2024, the Company had paid off the note.

For the years ended March 31, 2024 and 2023, interest expense on notes payable totaled $11,431 and $29,537, respectively.

The table below details the activity related to the Notes payable:

	July 2018 Note	September 2019 Note	Harmony Notes	Total
Balance, March 31, 2022	$495,834	$185,000	$—	$680,834
Repayments	(350,000)	(60,000)	-	(410,000)
Balance, March 31, 2023	145,834	125,000	—	270,834
Issuances and Harmony debt assumed	1,513	1,940	400,000	403,453
Less: accrued interest	(1,513)	(11,940)	(7,500)	(20,953)
Repayments	(145,834)	(115,000)	(317,500)	(578,334)
Total principal balance, March 31, 2024	$—	$—	$75,000	$75,000

Future scheduled maturities of notes payable are as follows:

For the Period Ending March 31,	Amount
2025	$75,000
$75,000

Notes payable, current portion	$75,000

Notes payable to Stauss Family Administrative Trust

The Company has notes payable to the Stauss Family Administrative Trust, a related party. to repay loans made to the Company. As of March 31, 2024, principal balance of $667,230 is due and payable in December 2025. Interest accrued at 5.5% per annum is paid quarterly and included in accrued expenses. The note is subordinated to the line of credit note payable to the bank and no payment is to be made on the note without prior approval from the bank. In the second quarter of 2023, a portion of the note payable to Stauss Family Administrative Trust was settled as a non cash transaction against the note receivable from one stockholder for $240,190.

For the years ended March 31, 2024 and 2023 the interest expense on notes payable to the Stauss Family Administrative Trust totaled $30,399 and $50,601 respectively.

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

Loan Repayment

Section 13(k) of the Exchange Act provides that it is unlawful for a company, such as ours, that has a class of securities registered under Section 12 of the Exchange Act to, directly or indirectly, including through any subsidiary, extend or maintain credit in the form of a personal loan to or for any director or executive officer of the Company. In March 2022, Zircon Corporation, the Company’s wholly-owned subsidiary, loaned our chief executive officer funds to pay certain tax obligations, which was still outstanding when we acquired Zircon in April 2023, which may have violated Section 13(k) of the Exchange Act as a result of the transition from private to public company accounting. The loan was repaid in August 2023 as soon as management became aware of the possible violation. The loan repayment was made by means of an offset to beneficial amounts of our chief executive officer in certain loans to the Company to which offset he did not object. Issuers that are found to have violated Section 13(k) of the Exchange Act may be subject to civil sanctions, including injunctive remedies and monetary penalties, as well as criminal sanctions. In accordance with ASC 450, Contingencies, no amounts have been accrued for a loss contingency as it is not estimable as of March 31, 2024. The imposition of any of such sanctions on us could have a material adverse effect on our business, financial position, results of operations or cash flows.

11. Profit Sharing and 401(k) Plan

The Company has a defined contribution profit sharing plan for all eligible employees. Contributions to the profit sharing plan are determined annually by the Board of Directors. There were no profit sharing contributions made during the years ended March 31, 2024 and 2023.

All eligible employees are also allowed to participate in the Company’s 401(k) plan. The Company’s contributions to the plan are based on a specified percentage of each participant’s eligible contribution, decided annually by the Board of Directors, as defined in the plan document. The Company’s contributions of $48,978 were accrued for the year ended March 31, 2024. The Company received the final contribution amount for the period ended March 31, 2024 as calculated by the Plan Administrator and expects to make the $5,000 contribution by July 15, 2024. The Company’s contributions of $51,890 were accrued for the year ended March 31, 2023 and paid in May 2023.

12. Share Based Compensation

On February 28, 2024 the Company adopted a 2024 Equity Incentive Plan (the “Equity Plan”). The Plan provides for granting of stock options (“Options”), restricted stock units (“RSUs”), and other equity-based awards tied to the value of shares of common stock to key personnel, including directors, officers, employees, consultants, and advisors of the Company and its subsidiaries. The Plan provides for the grant of options (which may include “incentive stock options” (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”)), stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), and other stock-based awards. As of March 31, 2024 there were no outstanding or issued Options, RSUs, or any other equity-based awards issued or outstanding pertaining to the Equity Plan and the stockholders have authorized 40,000,000 awards to be granted under the Equity Plan.

13. Warrants

At the closing of the Merger, the Company issued certain consultants and advisors warrants to purchase an aggregate of 217,184 shares of Company common stock (the “Advisor Warrants”). The Advisor Warrants are exercisable any time ten years from the date of issuance, have an exercise price of $0.20 per share, and are classified within equity. The Company determined the fair value of the Advisor Warrants of $301,572 using the intrinsic value method based on a stock price established in the Merger of $1.60 per share. These warrants were fully vested on issuance.

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

The following table provides the activity for all warrants for the year ended March 31, 2024:

	Total Warrants	Weighted Average Remaining Term	Weighted Average Exercise Price
Outstanding as of March 31, 2023	—	—	$—
Issued	217,184	10.0	$0.20
Outstanding as of March 31, 2024	217,184	9.2	$0.20

14. Commitments and Contingencies

Legal Proceedings

ZRCN is engaged in procedures to protect its proprietary rights and has filed complaints with the Federal Trade Commission and the Customs and Border Patrol.

Zircon Corporation v. Stanley Black & Decker, Inc.

Zircon appealed an adverse ruling by the International Trade Commission (“ITC”) in an investigation before the ITC in which Zircon sought an injunction to prevent Stanley, Black & Decker, Inc. and its wholly owned subsidiary, Black & Decker (U.S.), Inc. (together “SBD”) from importing and selling in the United States certain products alleged by Zircon to infringe its patents. The appeal was initiated by Zircon following the ruling by the ITC overturning the decision by Judge Charles Bullock, Presiding Judge of the ITC issued on October 7, 2021, finding that three patents at issue in the investigation were both valid and practiced by Zircon and that SBD infringed Zircon’s auto recalibration patent. The Commission found that while Zircon’s auto recalibration patent met all objective requirements for validity, it reversed the Presiding Judge on the subjective requirement of non-obviousness. Zircon then timely appealed to the Federal Circuit Court of Appeal (“FCCA”) and the matter was heard de novo before the FCCA on January 9, 2024. On May 8, 2024, the FCCA denied Zircon’s request for an order from the ITC excluding importation of certain SBD products. However, Zircon’s action against SBD for damages filed December 9, 2019 in the Fed District Court in the Northern District of California, under stay pending the disposition of the FCCA matter between Zircon and the ITC, may now move forward and Zircon is reviewing and considering its options. All charges in connection with the litigation versus SBD have been expensed to date and no damage claim against zircon have been filed in this matter. The parties involved in the matter are meeting and conferring as required by the Court.

Morgenthaler, et al. v. Zircon, et al.

Zircon was one of more than twenty (20) defendants named in a suit filed in Los Angeles County, California Superior Court on behalf of three family members injured in an accident between an automobile and a truck and trailer. The accident occurred in May 2017 and the Complaint was filed on December 1, 2017. Zircon, represented in the case by insurance defense lawyers selected and paid for by the company’s liability insurance carrier, The Travelers Indemnity Company, had no direct or indirect involvement in the accident and had no goods on the truck at the time of the accident. Zircon argued that it was neither the cause in fact nor the proximate cause of the accident or of the damages suffered by the Plaintiffs, and filed a Motion for Summary Judgement. The trial court judge found that there were “…no triable issues of fact, and that the moving party, Defendant Zircon Corporation, is entitled to judgement as a matter of law…”. The Order on the Motion was entered on May 23, 2022 and the Plaintiffs appealed. On January 30, 2024, the California Second District Court of Appeal affirmed the trial court’s Summary Judgement in favor of Zircon. Plaintiffs did not further appeal the January 30, 2024 affirmation by the California Second District Court of Appeal of the trial court’s Summary Judgement in favor of Zircon, and the matter is closed with regard to Zircon.

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

Claim Asserted by Mr. Michael Green

In April 2024, Mr. Michael Green, an individual in Great Britain, asserted violation by Zircon in its U.S. website of certain privacy protections under the laws of Great Britain. The Company believes its U.S. website has not violated the laws of Great Britain and that, in any event, has responded stating such laws do not apply outside Great Britain. As of the date of filing this Annual Report on Form 10-K, Mr. Green has not responded to the Company and has not asserted any claim for damages.

Leases

The Company’s corporate headquarters in Campbell, California are leased from the trust of one of the former shareholders of Zircon Corporation for approximately $19,195 per month under a lease expiring in December 2027. The lease requires the Company to pay utilities, maintenance and real estate taxes. Rent expense was $230,328 and $189,487 for the years ended March 31, 2024, and 2023, respectively.

The Company leases office equipment through a lease that expires in June 2026 and requires monthly lease payments of $987 for a period of five years. The total lease expense for both years ended March 31, 2024, and 2023 amounted to $11,844.

The Company leases a vehicle through a lease that expires in July 2024 and requires monthly lease payments of $448 for a period of three years. The total lease expense for both of the years ended March 31, 2024, and 2023 amounted to $5,376.

As of March 31, 2024, the Company had a operating lease right-of-use assets of $751,214.

The components of lease expense, which include short-term and variable lease expense and are included in selling, general and administrative expense, are as follows:

	March 31, 2024	March 31, 2023
Weighted-average remaining lease term:
Operating leases (in years)	3.91	4.67

	March 31, 2024	March 31, 2023
Weighted-average remaining discount rate:
Operating leases	7.00%	7.00%

Future minimum lease payment under non-cancellable lease as of March 31, 2024 are as follows:

Maturities of lease liabilities	Operating Leases
Year ending March 31,
2025	$196,170
2026	208,459
2027	214,620
2028	149,606
2029 and thereafter	—
Total Minimum Lease Payments	768,855
Less effects of discounting	(28,853)
Present value of future minimum lease liabilities	740,002
Less current portion of operating lease liability	(195,102)
Operating lease liability, net of current portion	$544,900

Executive Agreement

On October 1, 2012, Zircon Corporation (the” Company”) and John R. Stauss (the “Executive”) entered into an Employment Agreement (“Agreement”). The Agreement established an annual Base Salary of not less than $300,000 paid in periodic installments in accordance with the Company’s regular payroll practices. The Agreement also provides for a bonus equal to 20% of net income based on revenue and profitability targets as set forth in the Company’s Business Plan. The performance bonus is calculated and paid on a quarterly basis. Under the terms of the Agreement, Mr. Stauss was paid $43,010 in October 2023 for the performance results through the quarter ended September 30, 2023. The Agreement also entitles the Executive to participate in employee benefit plans of the Company consistent with the benefit plan requirements for all employees. The Executive is also entitled to prompt reimbursement by the Company for all reasonable ordinary and necessary travel, entertainment and other expenses incurred by the Executive during the employment period. The Agreement has been extended through March 31, 2027.

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

15. Income Taxes

The components of income tax expense (benefit) consists of the following:

	For the Years Ended March 31,
	2024	2023
Current:
Federal	$339,655	$—
State	4,248	(5,766)
International	85,055	163,968
Total current expense	428,958	158,202
Deferred:
Federal	(442,855)	—
State	(55,942)	—
Total deferred benefit	(498,797)	—
Income tax (benefit) expense	$(69,839)	$158,202

A reconciliation of total income tax provision and the amount computed by applying the federal statutory income tax rate of 21.0% to loss before provision from income taxes is as follows:

Tax expense at statutory rates	$5,418
Effect of:
Conversion of S corporation to C corporation	(162,689)
State income taxes, net of federal benefit	(40,838)
ASC 740-10 penalty	21,620
International	85,055
Other items	21,595
Total	$(69,839)

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows:

	At March 31, 2024	At March 31, 2023
Deferred tax assets:
Accrued vacation	$104,603	$—
Inventory reserve	121,940	—
Capitalized R&D	557,530	—
ROU asset	215,150	—
NOL	—	—
Other	15,389	—
Total deferred tax assets	1,014,612	—

Deferred tax liabilities
Lease liability	(205,939)
Fixed assets	(309,876)	—
Total deferred tax liabilities	(515,815)	—

Net deferred tax asset	$498,797	$—

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

Management considers that it is more likely than not that deferred tax assets will be realizable. Therefore, no valuation allowance has been established against deferred tax assets.

The Company has federal net operating losses as of March 31, 2024 of $2,000,683. These losses were acquired via the acquisition of Harmony Energy Technologies Corporation and are subject to Section 382 loss limitations. The federal net operating losses were generated in years later than the 2017 tax year and are thus not subject to expiration under the Tax Cuts and Jobs Act. Federal net operating losses may offset up to 80% of federal taxable income in any tax year, subject to Section 382 loss limitations. The Company is subject to a federal Section 382 annual limitation of $533,770, and net operating losses of approximately $514,759 are deducted in the year ended March 31, 2024. No formal Section 382 analysis has been completed. The Company has not completed a valuation of Harmony as of the date of the acquisition, and thus the federal Section 382 annual limitation is uncertain and therefore these net operating losses are treated as unrecognized tax benefits.

The Company files a US federal tax return, a California state tax return, and a Chinese tax return. The federal tax returns for the March 31, 2020 and later years are open to examination, while the California tax returns for the March 31, 2019 and later years are open to examination. The Chinese tax returns are subject to various statutes of limitations. The Chinese tax provision is de minimis as the Company has limited operations in China.

The Company has no unrecognized tax benefits at March 31, 2024 and 2023. No interest or penalties were accrued at March 31, 2024 and 2023.

Tabular disclosure of unrecognized tax benefits is as follows:

March 31, 2023 unrecognized tax benefits	$—
Current year increases in unrecognized tax benefits due to tax positions taken in current period	528,243
Recognized interest and penalties	21,620

March 31, 2024 unrecognized tax benefits	$549,863

The Company acquired federal net operating losses of approximately $2,515,442 via the acquisition of Harmony Energy Technologies Corporation and used approximately $514,759 of these net operating losses in the year ended March 31, 2024. The deferred tax asset associated with these net operating losses has been fully reserved. The tax benefit of these net operating losses is deemed to be an unrecognized tax benefit. As the net operating losses are utilized on federal tax returns, and the statute of limitations lapses on such tax returns, the benefits of the net operating losses will be recognized in the financial statements as a reduction of tax expense. The asset related to this net operating loss was written to zero as of March 31, 2024.

The Company recognized ASC 740-10 interest and penalties of $21,620 in the year ended March 31, 2024.

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

16. Related Party Transactions

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

The Company leases a 14,000 square foot facility from a trust owned by the Stauss Family Administrative Trust.

The Company has notes payable to the Stauss Family Administrative Trust to repay loans made to the Company. As of March 31, 2024, principal balance of $667,230 is due and payable in December 2025. Interest accrued at 5.5% per annum is paid quarterly and included in accrued expenses. The note is subordinated to the line of credit note payable to the bank and no payment is to be made on the note without prior approval from the bank. In the second quarter of 2023, a portion of the note payable to Stauss Family Administrative Trust was settled as a non cash transaction against the note receivable from one stockholder for $240,190.

For the years ended March 31, 2024 and 2023 the interest expense on notes payable to the Stauss Family Administrative Trust totaled $30,399 and $50,601 respectively.

On March 31, 2024 the Stauss Family Administrative Trust and the Company agreed to extend the maturity date of the Notes Payable to the trust to December 31, 2025.

17. Subsequent Events

On May 31, 2024, the Company entered into a Revolving Credit Agreement (the “Credit Agreement”) with FGI Worldwide LLC, as Agent for the lender (“FGI”). The Credit Agreement provides for a $15 million senior secured revolving credit facility (the “Credit Facility”) available to be used by the Company, Zircon and its Affiliates for replacement and discharge of the Company’s current US Bank loan of $8,750,000 and matures on May 31, 2027. The Company, Zircon and the Affiliates are guarantors of all of the obligations under the Credit Agreement and the Company’s four principal shareholders are limited guarantors thereof. In accordance with ASC 470-10-45-14 and ASC 470-10-45-2, the Company has determined that this new credit line will be classified as noncurrent.

The Credit Agreement stipulates a base rate measured by the sum of Term SOFR for a period of one month, as published by the CME Group Benchmark Administration Limited (or any successor administration of Term SOFR) two business days prior to the beginning of the calendar month and a percentage equal to 0.10% (10 basis points) per annum. If at any time the displayed Term SOFR is less than 0.00%, Term SOFR is deemed to be 0.00% for the purposes of the credit facility.

The Credit Agreement bears interest measured by such outstanding amounts on receivable advances and inventory advances that accrue interest at the greater of 5.25% per annum or 3.00% above the base rate. Interest is charged on the last day of each month on a daily net balance of funds advanced or otherwise charged to the Company.

The Credit Agreement requires the Company to comply with maximum total net leverage and minimum fixed charge coverage ratios.

On March 31, 2024 the Stauss Family Administrative Trust and the Company agreed to extend the maturity date of the Notes Payable to the trust to December 31, 2025.

On May 1, 2024 the Company awarded a grant of 100,000 common stock options to one of its employees.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal accounting and financial officer has concluded that as of March 31, 2024, our disclosure controls and procedures were not effective as of such date as a result of material weaknesses in our internal control over financial reporting due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping. Under the direction of our principal executive officer and principal financial and accounting officer, we are developing a plan to remediate the material weaknesses.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S.. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As of March 31, 2024, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of March 31, 2024, our internal control over financial reporting had material weaknesses that lack adequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping and we are implementing plans to improve such internal control.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

The following table sets forth the name, age and position of each of our executive officers, key employees and directors as of July 15, 2024. All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers serve at the discretion of the board.

Name	Age	Position
John Stauss (1)	66	Chief Executive Officer, Chairman and Director
Ronald Bourque (2)	73	Chief Financial Officer and President
Robert Wyler (3)	80	General Counsel and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Notes:

(1) On April 14, 2023, Mr. Stauss was appointed to serve as our Chief Executive Officer, Chairman, and a Director, effective immediately.

(2) On April 17, 2023, Mr. Bourque was appointed to serve as our Chief Financial Officer and President, effective immediately, and was appointed as a director on May 12, 2023.

(3) On April 17, 2023, Mr. Wyler was appointed to serve as our General Counsel, effective immediately, and was appointed as a director on May 12, 2023.

John Stauss, age 66, was appointed on April 13, 2023, to serve as our Chief Executive Officer, Chairman and a Director, effective immediately. Mr. Stauss originally joined Zircon in 1984 as Operations Manager. In 1989, he was promoted to President where he served in that capacity until 2000. Mr. Stauss stepped down as President but remained a Director of the company from 2000 – 2006. In 2006, John returned to Zircon as its Chairman and CEO, where he has continually sought to set broad performance objectives for the Zircon to deliver excellence with a high degree of focus on consistent profitability, technical superiority, intellectual property development, industrial design and industry-leading vendor and end-user support. Mr. Stauss graduated from Homestead Highschool in 1975 and Cal Poly, San Luis Obispo with a Bachelors in Biochemistry in 1982 and a Masters in Business Administration (MBA) in 1984.

Ronald Bourque, age 73, was appointed on April 13, 2023, to serve as our Chief Financial Officer and President, effective immediately. Mr. Bourque was also appointed to serve as a director of the Company on May 12, 2023. Mr. Bourque joined Zircon in 1985 and is the company’s Chief Operating Officer and President. Ron is responsible for all facets of the company’s operations, including management of all critical finance and production related activities, such as procurement, inventory, HR, facilities management, sales and customer service, as well as all F, P & A functions, audit, A/R, A/P and manufacturing operations. Prior to Zircon, Mr. Bourque held various senior management roles with high volume electronic and electronic hand-tool manufacturers. Mr. Bourque received a Bachelor of Science with a concentration in management and a minor in accounting, from San Jose State University in June 1975. He earned his Masters in Business Administration (MBA) from San Jose State University in 1984. Ron also served in the US Navy from 1968 – 1972, where he received a Letter of Commendation and was honorably discharged. Mr. Bourque is a Vietnam veteran.

Robert Wyler, age 80, was appointed on April 14, 2023, to serve as our General Counsel and Secretary, effective immediately. Mr. Wyler was also appointed to serve as a director of the Company on May 13, 2023. Mr. Wyler is a co-Founder of Zircon Corporation and is currently Vice President and Secretary, as well as the company’s General Counsel and a Director. Bob has served in various senior leadership and legal roles with domestic and international technology companies, including Varian Associates, a public company based in Palo Alto and Litronix, Inc. of Cupertino, CA., where he was responsible for supervision and management of all of the company’s legal matters both in the US and also across Litronix’s international operations in Europe, Malaysia, Singapore and Mauritus. Mr. Wyler received a Bachelor of Science in Mechanical Engineering from Stanford University in 1965, and a Juris Doctorate (JD) from Hastings College of Law in San Francisco in 1968.

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

Director Independence

The Board of Directors is currently composed of three members, which are John Stauss, Ron Bourque and Robert Wyler. Misters Stauss, Bourque and Wyler do not qualify as independent in accordance with the published listing requirements of the NASDAQ. The NASDAQ independence definition includes a series of objective tests, such as that the Director is not, and has not been for at least three years, one of Zircon’s employees and that neither the Director, nor any of his family members has engaged in various types of business dealings with us.

Audit Committee

Pursuant to Section 4.2 of the Bylaws, the Board may, by resolution passed by a majority of the entire Board, designate one or more committees. Pursuant to a Directors’ Resolution, John Stauss, Ron Bourque and Robert Wyler have each been appointed as members of the Audit Committee of the Company.

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

Code of Business Conduct and Ethics

We have not adopted a formal Code of Business Conduct and Ethics applicable to all Board members, officers and employees. We intend to adopt one during the fiscal year ended March 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the year ended December 31, 2023.

Summary Compensation Table
Name and	Fiscal Year Ending	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals
Principal Position	March 31,	($)	($)	($)	($)	($)	($)	($)	($)
John Stauss,	2024	323,965	43,031	—	—	—	—	4,000	370,996
Chairman & CEO	2023	330,177	51,467	—	—	—	—	4,000	385,644

Ronald Bourque,	2024	285,287	—	—	—	—	—	4,000	289,287
President & CFO	2023	290,773	—	—	—	—	—	4,000	294,773

Robert Wyler,	2024	241,878	—	—	—	—	—	—	241,878
Corporate Counsel and Secretary	2023	251,181	—	—	—	—	—	—	251,181

Narrative Disclosure to Summary Compensation Table

On October 1, 2012, Zircon Corporation (the” Company”) and John R. Stauss (the “Executive”) entered into an Employment Agreement (“Agreement”). The Agreement established an annual Base Salary of not less than $300,000 paid in periodic installments in accordance with the Company’s regular payroll practices. The Agreement also provides for a bonus equal to 20% of net income based on revenue and profitability targets as set forth in the Company’s Business Plan. The performance bonus is calculated and paid on a quarterly basis. Under the terms of the Agreement, Mr. Stauss was paid $43,010 in October 2023 for the performance results through the quarter ended September 30, 2023. The Agreement also entitles the Executive to participate in employee benefit plans of the Company consistent with the benefit plan requirements for all employees. The Executive is also entitled to prompt reimbursement by the Company for all reasonable ordinary and necessary travel, entertainment and other expenses incurred by the Executive during the employment period. The Agreement has been extended through March 31, 2027.

Outstanding Equity Awards at March 31, 2024

There were no outstanding equity incentive plan awards for each of the named executive officers outstanding as of March 31, 2024.

Compensation of Directors

There was no compensation paid or accrued during the fiscal year ended March 31, 2024 to each of Zircon’s current and former non-employee directors. Directors who are employed by us are not compensated for their service on our Board of Directors.

2024 Equity Incentive Plan

On February 28, 2024, the Company’s board of directors adopted the ZRCN Inc. 2024 Equity Incentive Plan (the “Plan”) initially reserving 40,000,000 shares of the Company’s common stock for issuance thereunder, provided, that, the shares of Common Stock issued under the Plan with respect to any exempt awards shall not count against such share limit. Exempt awards include (i) any awards previously granted by a corporation or other entity acquired by the Company or any of its subsidiaries or with which the Company or any of its subsidiaries combines by merger or otherwise; (ii) an “employment inducement” award as described in the applicable stock exchange listing manual or rules; and (iii) any award that is purchased for fair market value (including awards to be received in lieu of fully vested compensation that is otherwise due). The number of shares of Common Stock available for grant under the Plan will be automatically increased on the first day of each calendar year beginning with the first January 1 following the Effective Date and ending with the last January 1 during the initial ten-year term of the Plan, equal to the lesser of (A) five percent (5%) of the shares of Common Stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (B) such lesser number of shares of Common Stock as determined by the Board.

The Plan became effective on February 28, 2024 upon approval of the Plan by the Company’s shareholders. Pursuant to the Plan, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, annual or long-term performance awards or other stock-based awards. As of March 31, 2024, the Company did not grant any awards under the Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Company’s Common Stock on July 15, 2024:

●	each person, or group of affiliated persons, who is the beneficial owner of more than 5% of the outstanding common stock of the Company;
●	each executive officer and director of the Company; and
●	all of the Company’s executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including securities that are exercisable or convertible, as the case may be, within 60 days of July 15, 2024. Shares of common stock issuable pursuant to such securities are deemed outstanding for computing the percentage of the person holding such securities and the percentage of any group of which the person is a member but are not deemed outstanding for computing the percentage of any other person. Except as indicated by the footnotes below, the combined Company believes, based on the information furnished to it, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Section 13(d) and 13(g) of the Securities Act.

The percentage of shares beneficially owned is based on 10,016,936 shares of Company Common Stock outstanding as of July 15, 2024.

Unless otherwise noted below, the address of the persons listed on the table is c/o ZRCN Inc., 1580 Dell Avenue, Campbell, CA 95008.

Beneficial ownership representing less than 1% is denoted with an asterisk (*).

	Beneficial Ownership
Name of Beneficial Owner	Shares	%
Greater than 5% Stockholders:
Stauss 2014 Revocable Trust (1)	3,990,133	39.83%
Kurt Stauss (2)	1,773,392	17.70%
Eric Stauss (3)	1,773,392	17.70%

Current Executive Officers and Directors:
John Stauss (1)	3,990,132	39.83%
Ronald Bourque	0	*
Robert Wyler	1,330,044	13.28%
All current executive officers and directors as a group (3 persons)	5,320,176	53.11%

(1)	John Stauss, as a trustee of the Stauss 2014 Revocable Trust, has the voting power to vote and dispose of the shares held in such trust.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based on a review of the copies of such forms received, we believe that during 2024, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of March 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plans not approved by security holders	-	-	-
Total	0		0

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since March 31, 2023 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not otherwise a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

Zircon is a member of a controlled group of companies and has revenue and cost-sharing activities with other members of the controlled group. Results of operations and financial condition may not represent amounts that would have been reported if the company operated as an unaffiliated entity.

Zircon has an exclusive manufacturing and technical assistance agreement with Zircon de Mexico S.A. de C.V. (the “contractor”), an entity which is owned by certain shareholders of Zircon.

Under the terms of the agreement, Zircon provides materials, technical assistance, and expertise to the contractor, and the contractor assembles certain of Zircon’s products. Zircon paid the contractor for costs incurred in manufacturing Zircon’s products, as defined in the contract, plus a profit percentage of approximately 5% of actual cost during the 9-month periods ended December 31, 2022, and 2021. Total payments including the profit percentage amounted to $1,862,179 and $1,987,013 for the 9-month periods ended December 31, 2022, and 2021, respectively. As of December 31, 2022, and 2021, Zircon had a payable to the contractor of approximately $89,331 and $33,046, respectively.

Zircon has a note payable to the contractor. The note was established for the purpose of reducing the payable balance and to satisfy the company’s lender’s requirements. During the period December 31, 2021, Zircon increased the borrowings by $400,000 to reduce the payable balance and to control the timing of the expected cash payments. The outstanding loan balance on December 31, 2022, was at $800,000. The note bears interest at the current Federal funds rate not to exceed 5% and is limited to an increase of no more than 2% annually. The entire principal balance is due and payable in December 2024 and is subordinated to the line of credit agreement the company has with the bank.

In September 2017, an affiliated company, Zircon Corporation Limited, was established in the United Kingdom to facilitate the sale of Zircon’s products to European customers and operations began during the year ended March 31, 2019. The ownership structure of the affiliate is similar to the ownership of Zircon. The company pays certain administrative and selling expenses of the affiliate. During the 9-month periods ended December 31, 2022, and 2021, the company recorded sales to the affiliate of approximately $5,611 and $38,457, respectively. As of December 31, 2022, and 2021, the company had a receivable from the affiliate of approximately $95,400 and $175,751, respectively.

Notes Payable

Zircon has notes payable to the Stauss Family Administrative Trust to repay loans made to Zircon. During the year ended March 31, 2022, Zircon management made a one-time unscheduled payment of $247,755. The remaining principal balance of $907,420 is due and payable in December 2024. Interest accrued at 5.5% per annum is paid quarterly and included in accrued expenses. The note is subordinated to the line of credit payable to the bank and no payment is to be made on the note without prior approval from the bank.

Director Independence

Our board of directors undertook a review of the independence of our directors and considered whether any director has a relationship with us that could compromise that director’s ability to exercise independent judgment in carrying out that director’s responsibilities. Our board of directors has affirmatively determined that none are “independent directors,” as defined under the Nasdaq rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by Assurance Dimensions, our independent registered public accounting firms, for the indicated services for each of the last two fiscal years were as follows:

	2024	2023
Audit fees (1)	$119,400	$25,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

(1)	Audit fees consist of fees for professional services performed by MaloneBailey and RBSM for the audit and review of our financial statements, preparation and filing of our registration statements, including issuance of comfort letters.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

See “Index to Consolidated Financial Statements” on page F-1.

(2) Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this report.

(3) Exhibits

Exhibits not filed or furnished herewith are incorporated by reference to exhibits previously filed with the SEC, as reflected in the table below. We will furnish a copy of any exhibit to stockholders, without charge upon written request to the Company.

Exhibit Number	Description
3.1	Certificate of Incorporation, dated June 19, 2018 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed by the Company on December 27, 2021)
3.2	Certificate of Amendment to Certificate of Incorporation, dated August 28, 2020 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed by the Company on December 27, 2021)
3.3	Certificate of Amendment to Certificate of Incorporation, dated July 9, 2021 (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form 10 filed by the Company on December 27, 2021)
3.4	Certificate of Amendment to Certificate of Incorporation, dated June 17, 2022 (incorporated by reference to Exhibit 3.5 to the Current Report on 8-K filed by the Company on June 21, 2022)
3.5	Certificate of Amendment to Certificate of Incorporation, dated June 17, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on 8-K filed by the Company on June 27, 2023)
3.6	Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form 10 filed by the Company on December 27, 2021)
4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act
10.1	Union Bank Loan Agreement (incorporated by reference to Exhibit 1 to the Current Report on Form 8-K/A filed by the Company on August 22, 2023)
10.2+	ZRCN Inc. 2024 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 4.7 to the Registration Statement filed on Form S-8 filed by the Company on March 6, 2024)
10.3+	Form of Stock Option Agreement under the Plan (Incorporated by reference to Exhibit 4.8 to the Registration Statement filed on Form S-8 filed by the Company on March 6, 2024)
10.4†	Revolving Credit, Security And Guaranty Agreement, dated as of May 31, 2024, by and among Zircon Corporation, Zrcn Inczircon De Mexico, S.A. DE C.V.,, Zircon Corporation Limited, And FGI Worldwide LLC, As Agent For Lenders
21.1	List of Subsidiaries
23.1	Consent of Assurance Dimensions LLP
24	Power of Attorney (included on signature page hereto).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates a management contract or compensatory plan or arrangement.

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZRCN INC.

/s/ John Stauss
July 15, 2024	Chairman and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Robert Wyler as his or her attorney-in-fact, with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John Stauss	Chairman and Chief Executive Officer	July 15, 2024
John Stauss	(Principal Executive Officer)

/s/ Ronaold Bourque	Chief Operating Officer, Chief Financial Officer and Director	July 15, 2024
Ronaold Bourque	(Principal Financial and Accounting Officer)

/s/ Robert Wyler	General Counsel, Secretary and Director	July 15, 2024
Robert Wyler

