Form 10-Q
period 2024-06-30
ZRCN Inc.
filed 2024-08-20
CIK 1901297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 19, 2024, 10,050,265 shares of common stock were issued and outstanding.

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

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

ZRCN Inc

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2024	March 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$374	$502
Accounts receivable, net of provision for credit losses of approximately $7 and $14, respectively	5,845	8,644
Inventory, net	13,147	14,057
Prepaid expenses and other assets	427	335
Total current assets	19,793	23,538

Property and equipment, net	1,897	1,803
Deferred tax asset	499	499
Operating lease right-of-use assets	699	751
Federal tax deposit	213	213
Intangible assets, net	763	792
Deposits	19	19
Deferred financing costs	326	—
Total assets	$24,209	$27,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,286	$7,050
Accrued expenses	2,246	2,130
Operating lease liability, current	197	195
Notes payable, current portion	—	75
Total current liabilities	7,729	9,450

Line of credit	7,493	8,026
Operating lease liability, net of current portion	481	545
Notes payable to Stauss Family Administrative Trust	667	667
Total liabilities	16,370	18,688

Commitments and Contingencies (Note 14)

Stockholders’ equity:
Common stock; at $0.0001 par value, 20,000,000 shares authorized, 10,041,936 and 10,016,936 shares issued and outstanding as of June 30, 2024 and March 31, 2024, respectively	1	1
Accumulated other comprehensive loss	(70)	(187)
Retained earnings	6,138	7,421
Total equity attributable to ZRCN Inc. stockholders	6,069	7,235
Non-controlling interests in variable interest entities	1,770	1,692
Total stockholders’ equity	7,839	8,927
Total liabilities and stockholders’ equity	$24,209	$27,615

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

ZRCN Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,
	2024	2023
Net sales	$5,811	$6,567
Cost of sales	3,460	3,623
Gross profit	2,351	2,944

Operating expenses:
General and administrative	1,461	1,669
Marketing and selling	903	1,140
Research and development	425	485
Total operating expenses	2,789	3,294
Loss from operations	(438)	(350)

Other expenses:
Interest expense	223	157
Other expenses	7	9
(Gain) loss on foreign currency transactions	(103)	49
Total other expenses	127	215

Loss before income taxes	(565)	(565)
Income tax (expense) benefit	(21)	100
Net loss	$(586)	$(465)
Less: Net income (loss) attributable to non-controlling interests	78	(83)
Net loss attributable to ZRCN Inc. common stockholders	$(664)	$(382)

Net loss	$(586)	$(465)
Change in foreign currency translation adjustment	117	117
Comprehensive loss	(469)	(348)
Net income (loss) attributable to non-controlling interests	78	(83)
Other comprehensive income (loss) attributable to non-controlling interest	117	117
Comprehensive loss attributable to ZRCN Inc. common stockholders	$(274)	$(314)

Net loss per share attributable to ZRCN Inc.:
Basic and diluted	$(0.07)	$(0.05)

Weighted average common shares outstanding:
Basic and diluted	10,029,436	8,436,549

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ZRCN Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained	Total Equity Attributable	Non-controlling	Total Stockholders’
	Shares	Amount	(Loss) Income	Earnings	to ZRCN	Interests	Equity
Balance - March 31, 2024	10,016,936	$1	$(187)	$7,421	$7,235	$1,692	$8,927
Stockholder distributions	—	—	—	(659)	(659)	—	(659)
Change in foreign currency translation adjustment	—	—	117	—	117	—	117
Common stock issued for advisory services	25,000	—	—	40	40	—	40
Net (loss) income	—	—	—	(664)	(664)	78	(586)
Balance - June 30, 2024	10,041,936	$1	$(70)	$6,138	$6,069	$1,770	$7,839

	Common Stock		Accumulated Other Comprehensive	Note Receivable from	Retained	Total Equity Attributable	Non-controlling	Total Stockholders’
($ in thousands)	Shares	Amount	Income	Stockholder	Earnings	to ZRCN	Interests	Equity
Balance - March 31, 2023	500,000	$—	$16	$(240)	$8,630	$8,406	$1,422	$9,828
Merger with Harmony	9,448,272	1	—	—	(1,099)	(1,098)	—	(1,098)
Change in foreign currency translation adjustment	—	—	117	—	—	117	—	117
Net loss	—	—		—	(382)	(382)	(83)	(465)
Balance - June 30, 2023	9,948,272	$1	$133	$(240)	$7,149	$7,043	$1,339	$8,382

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ZRCN Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(586)	$(465)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	218	180
Amortization of intangible assets	29	20
Amortization of right-of-use assets	52	52
Inventory obsolescence impairment	98	661
Provision (Benefit) from reduction of credit losses	(7)	4
Common stock issued for advisory services	40	—
(Gain) loss on foreign currency transactions	(103)	49
Changes in operating assets and liabilities:
Accounts receivable	2,806	822
Inventory	812	(755)
Prepaid expenses and other assets	(100)	96
Federal tax deposit	—	(149)
Deferred expenses	(326)	—
Accounts payable	(1,823)	(303)
Accrued expenses	(65)	369
Operating lease liabilities	(62)	(45)
Net cash provided by operating activities	983	536

CASH FLOWS FROM INVESTING ACTIVITIES
Effect of Harmony Merger, net of cash acquired	—	(519)
Purchase of property and equipment	(285)	(258)
Net cash used in investing activities	(285)	(777)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	—	(103)
Repayment of debt assumed in Harmony Merger	(75)	(250)
Borrowing on line of credit	2,349	6,071
Repayment on line of credit	(2,882)	(5,187)
Stockholder distributions	(245)	—
Net cash (used in) provided by financing activities	(853)	531

Effect of exchange rate fluctuations on cash	27	4

Net (decrease) increase in cash	(128)	294
Cash at beginning of period	502	29
Cash at end of period	$374	$323

Supplemental disclosure of cash flow information:
Cash paid for interest	$223	$154
Cash paid for taxes	$—	$149

Noncash investing and financing activities:
Common stock issued in connection with Harmony merger	$—	$19
Fair value of Advisor Warrants issued to effectuate Harmony Merger	$—	$302
Assets acquired in Harmony Merger	$—	$1
Liabilities assumed in Harmony Merger	$—	$580

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

1. Organization

The Business

Zircon Corporation, ZRCN’s wholly-owned subsidiary, was incorporated in California in 1977. The Company, through Zircon, is principally engaged in the design and manufacture of electronic-based consumer hardware and sells its products primarily to retail outlets located throughout the United States, Canada, Japan and Europe. The Company and Zircon operate from their headquarters located in Campbell, California and an affiliate entity of Zircon, Zircon de Mexico S.A. de C.V., located in Ensenada, Mexico. The operations of the Company and Zircon are supported also by an affiliated entity of Zircon, Zircon Corporation Limited, located in the United Kingdom.

On April 14, 2023 (the “Closing Date”), Zircon Corporation (“Zircon”) effectuated a merger and reorganization with Harmony Energy Technologies, Inc. (“Harmony”), a Delaware Corporation, ZRCN Inc., a California corporation and a wholly owned subsidiary of Harmony (the “Merger Sub”). The merger leverages Zircon’s sensor-based, ASIC (“Application-Specific Integrated Circuits”) processor technology and patent portfolio, to accelerate growth in its product lines and global markets as a publicly-disclosed company, in accordance with the Securities Act of 1933 and the Exchange Act of 1934, both as amended. The combination of Harmony and Zircon was effectuated through a merger (the “Merger”) of Merger Sub into Zircon. The separate existence of Merger Sub ceased, and Merger Sub was merged with and into Zircon (Zircon, as the surviving corporation following the Merger). Upon completion of the Merger, Harmony changed its name to ZRCN Inc. (“ZRCN” or the “Company”). While Harmony was the legal acquirer of Zircon in the Merger, the Merger is treated as a reverse recapitalization, whereby Zircon is deemed to be the accounting acquirer, and the historical financial statements of Zircon became the historical financial statements of Harmony (renamed ZRCN Inc.) upon the closing of the Merger. Under this method of accounting, Harmony was treated as the “acquired” company and Zircon is treated as the acquirer for financial reporting purposes.

Accordingly, for accounting purposes, the Merger was treated as the equivalent of Zircon issuing stock for the net assets of Harmony, accompanied by a recapitalization. The net assets of Harmony were stated at historical cost, with no goodwill or other intangible assets recorded.

2. Liquidity

As of June 30, 2024, the Company had $0.4 million in cash and working capital of $12.1 million. To date, ZRCN has been financed primarily through retained earnings, secured loans and a revolving line of credit. The Company’s line of credit was scheduled to expire on July 31, 2024 but on May 31, 2024, the Company entered into a revolving credit agreement with a new lender that matures on May 31, 2027 (Note 10). The loans are secured by accounts receivable, inventory and fixed assets. The Company believes that it has sufficient liquidity to fund its operations and operating capital needs for the next 12 months as well as meet its obligations as they become due in 2024 and 2025.

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

The financial information included herein should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report for the year ended March 31, 2024, in our Form 10-K.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

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

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Significant estimates used in preparing these unaudited consolidated financial statements include the provision for credit losses, allowance for inventory obsolescence, allocation of overhead to inventory, estimated future benefit and fair value of intangible assets, accrued rebates and advertising allowances, useful lives and depreciation methods of property and equipment, and uncertain tax positions. It is at least reasonably possible that the significant estimates used will change within the next year.

Cash

The carrying value of cash approximates fair value due to the short-term nature of the instruments. From time to time, the Company may be in the position of a “book overdraft” in which outstanding checks exceed cash. The Company classifies book overdrafts in accounts payable within its unaudited consolidated balance sheets, and classifies the change in accounts payable associated with book overdrafts as an operating activity within the unaudited consolidated statement of cash flows. As of June 30, 2024, the book overdraft included within accounts payable was $0.2 million. As of March 31, 2024, the book overdraft included within accounts payable was $0.4 million.

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

Accounts receivable consisted of the following:

	June 30, 2024	March 31, 2024
(In thousands)	(Unaudited)
Accounts receivable	$5,852	$8,658
Less provision for credit losses	(7)	(14)
Accounts receivable, net	$5,845	$8,644

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

Activity related to the Company’s provision for credit losses was as follows:

	June 30, 2024	March 31, 2024
(In thousands)	(Unaudited)
Balance, beginning of period	14	10
Credit loss provision (recovery)	(7)	4
Balance, end of period	$7	$14

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

Provisions for customer volume rebates, product returns, discounts and allowances are variable consideration and are recorded as a reduction of revenue in the same period the related sales are recorded. Such provisions are calculated using historical averages adjusted for any expected changes due to current business conditions. Consideration given to customers for cooperative advertising is recognized as a reduction of revenue except to the extent that there is a distinct good or service and evidence of the fair value of the advertising, in which case the expense is classified as marketing and selling expense. Advertising expenses included within marketing and selling expenses were $37,000 and $0.2 million for the three months ended June 30, 2024 and 2023. Sales tax for the sale of products is applied to the invoice and recorded as an accrued liability.

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

Share Based Compensation

The Company expenses share based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. The Company accounts for forfeitures as they occur. Share-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. For awards with performance conditions, compensation cost is recognized over the requisite service period based on the actual or expected achievement of the performance condition. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of share-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company estimates the fair value of restricted stock award grants using the closing trading price of the Company’s Common Stock on the date of issuance. All share-based compensation costs are recorded in general and administrative or research and development costs in the condensed consolidated statements of operations and comprehensive income (loss) based upon the underlying individual’s role at the Company. Share-based awards that do not meet the criteria for equity classification are recorded as liabilities and adjusted to fair value at the end of each reporting period.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

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

Concentration of Business and Credit Risk

As of June 30, 2024, the Company maintained deposits in a single bank that exceeded the federal insured deposit limit of the Federal Deposit Insurance Corporation (FDIC).

During the three months ended June 30, 2024 and 2023 the Company generated approximately 65% and 66% of its total revenue from three customers.

As of June 30, 2024 and March 31, 2024, 69% and 77% of its total accounts receivable, were from three customers, respectively.

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

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company believes the carrying amounts of its cash equivalents, accounts receivable, other current assets, other assets, accounts payable, accrued expenses, and other current liabilities approximated their fair values as of June 30, 2024 and March 31, 2024 due to their short-term nature. Management measures intangible assets at fair value on a non-recurring basis using internally developed assumptions about the market as there is no market activity available. All carrying amounts of other applicable assets and liabilities on the Company’s balance sheet approximate fair value. For long-term debt, the estimated fair value approximates its carrying value, as the interest rate is in line with the market interest rates for this type of debt.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

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

	June 30, 2024	June 30, 2023
Common stock warrants	217,184	217,184
Stock options	100,000

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

The Company determines if an arrangement is a lease at inception and classifies its leases at commencement. Operating leases are presented as right-of-use (“ROU”) assets and the corresponding lease liabilities are included in operating lease liabilities, current and operating lease liabilities on the Company’s unaudited consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset, and lease liabilities represent the Company’s obligation for lease payments in exchange for the ability to use the asset for the duration of the lease term. The Company does not recognize short term leases that have a term of twelve months or less as ROU assets or lease liabilities.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

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

Recently Issued Accounting Standards Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The new standard requires a company to disclose incremental segment information on an annual and interim basis, including significant segment expenses and measures of profit or loss that are regularly provided to the chief operating decision maker. The standard is effective for the Company beginning in fiscal year 2024 and interim periods within fiscal year 2025, with early adoption permitted. The Company does not expect to early adopt the new standard. The Company is currently evaluating the impact of ASU 2023-07 on its unaudited consolidated financial statements and related disclosures and will adopt the new standard using a retrospective approach.

In December 2023, the FASB also issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for the Company for annual periods beginning after December 15, 2024, with early adoption permitted. The Company does not expect to early adopt the new standard. The new standard is expected to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its unaudited consolidated financial statements and related disclosures.

In March 2024, FASB issued ASU No. 2024-01, “Compensation- Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards.” ASU 2024-01 provides an illustrative example that includes four fact patterns to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profits interest award should be accounted for in accordance with Topic 718. ASU 2024-01 is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of ASU 2024-01 on its unaudited consolidated financial statements and related disclosures.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

4. Merger with Harmony Energy Technologies Corporation

On April 14, 2023 (the “Closing Date”), Harmony closed the Merger with Zircon, as a result of which Zircon became a wholly-owned subsidiary of Harmony. While Harmony was the legal acquirer of Zircon in the Merger, for accounting purposes, the Merger is treated as a reverse recapitalization, whereby Zircon is deemed to be the accounting acquirer, and the historical financial statements of Zircon became the historical financial statements of Harmony (renamed ZRCN Inc.) upon the closing of the Merger. Under this method of accounting, Harmony was treated as the “acquired” company and Zircon is treated as the “acquirer” for financial reporting purposes.

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

Zircon agreed to pay the operating liabilities of Harmony, up to and including an aggregate of $0.2 million through December 31, 2022, which amount included outstanding operating liabilities related to auditing fees, services fees, transfer agent fees, travel reimbursements and accrued and unpaid salaries as of such date; Harmony loans and notes outstanding totaling $0.6 million were fully settled for $0.4 million, with $0.1 million paid upon closing of the Acquisition and $75,000 being paid in four subsequent quarterly payments commencing on the last day of the first full calendar quarter following closing.

Zircon paid transaction costs of $0.5 million for legal and advisory services and issued warrants to purchase an aggregate 217,184 shares of common stock to advisors who provided services to effectuate the Merger which had a fair value determined to be $0.3 million and are included in the transaction costs and advisory fees allocated to ZRCN equity (refer to Note 13 for further detail regarding these warrants).

The following table reconciles the elements of the Merger to the unaudited consolidated statements of changes in stockholders’ equity for the three months ended June 30, 2023:

(In thousands)	Recapitalization
Cash	$—
Non-cash net working capital assumed from Harmony	(579)
Less: cash transaction costs and advisory fees allocated to ZRCN equity	(519)
Effect of Merger, net of transaction costs	$(1,098)

The following table details the number of shares of common stock issued immediately following the consummation of the Merger:

Number of Shares
Common stock of Harmony prior to Merger	1,057,754
Shares issued for Warrant Exchange Agreement	25,284
Common stock owned by Harmony’s pre-Merger shareholders	1,083,038
Common stock issued in exchange for Zircon common stock	8,865,234
Total shares of common stock immediately after Merger	9,948,272

Debt Settlement Agreement

In connection with the Merger, the Company entered into debt settlement agreements (the “Debt Settlement Agreements”) with certain third-party creditors of the Company under which the Company agreed to make certain payments over the next 12 months to the creditors in satisfaction of an aggregate of $0.4 million which was owed to them. As of June 30, 2024, the Company has repaid $0.4 million to the creditors and there was no remaining balance.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

5. Revenue

Disaggregation of Revenue from Contracts with Customers

Revenue disaggregated according to the timing of transfer of goods or services (e.g., at a point in time) for the three months ended June 30, 2024 and 2023, were as follows:

	For the Three Months Ended June 30,
	2024	2023
(In thousands)	(Unaudited)
Revenue generated per major product line
Stud sensor edge	$2,997	$3,852
Stud sensor center	1,154	1,092
Multifunctional scanners	775	1,067
Target control products	460	315
Other	425	241
Total Revenue	$5,811	$6,567

Revenue disaggregated according to the geographical location of customers for the three months ended June 30, 2024 and 2023, were as follows:

	For the Three Months Ended June 30,
	2024	2023
(In thousands)	(Unaudited)
Revenue by geographic location of customers
United States	$5,101	$5,715
Canada	274	425
Japan	266	82
Europe	119	278
Others	51	67
Total Revenue	$5,811	$6,567

6. Inventory

Inventory consisted of the following:

	June 30, 2024	March 31, 2024
(In thousands)	(Unaudited)
Finished goods, net	$6,890	$6,930
Raw materials, net	4,090	4,909
Work in process, net	2,167	2,218
	13,147	14,057

Obsolescence allowance was estimated at $0.5 million and $0.4 million as of June 30, 2024 and March 31, 2024.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

7. Property and Equipment

Property and equipment consisted of the following:

	June 30, 2024	March 31, 2024
(In thousands)	(Unaudited)
Manufacturing equipment	$9,876	$9,315
Computer equipment	2,796	2,774
Leasehold improvements	1,184	1,218
Furniture and office equipment	931	955
Vehicles	273	275
	15,060	14,537
Construction in progress	74	423
	15,134	14,960
Less accumulated depreciation and amortization	(13,237)	(13,157)
	$1,897	$1,803

For the three months ended June 30, 2024 and 2023, depreciation and amortization expense was $0.2 million and $0.2 million, respectively.

Construction in progress consists of assets and technologies under development. The Company starts depreciation once the assets are completed and placed in service.

8. Intangible Assets

The Company’s intangible assets consisted of the following:

	June 30, 2024			March 31, 2024
(In thousands)	(Unaudited)
Finite-lived intangible assets (1):	Intangibles, Gross	Accumulated Amortization	Intangibles, Net	Intangibles, Gross	Accumulated Amortization	Intangibles, Net
Patents issued and pending	2,340	(1,643)	697	2,340	(1,615)	725
Exclusivity rights and licenses	168	(102)	66	168	(101)	67
Total finite-lived intangible assets	$2,508	$(1,745)	$763	$2,508	$(1,716)	$792

Finite-lived intangible assets (1):	June 30, 2024 Weighted Average Life Remaining
Patents issued and pending	13.8
Exclusivity rights and licenses	5.5

(1)	Finite-lived intangible assets have estimated useful lives of five to twenty years and are being amortized to operating expenses on a straight-line basis.

For the three months ended June 30, 2024 and 2023, amortization expense was $29,000 and $20,000, respectively.

Expected future amortization expense of acquired finite-lived intangible assets as of June 30, 2024 is as follows:

For the Years Ending March 31, (In thousands)	Amount
Remainder of fiscal 2025	$74
2026	73
2027	73
2028	72
2029	71
Thereafter	400
763

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

9. Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2024	March 31, 2024
	(Unaudited)
Stockholder distributions	$415	$—
Vacation	372	389
Accrued taxes	362	361
Sales expense	334	205
Payroll and related	291	334
Rebates	253	538
Advertising allowance	110	134
Professional services	100	94
Interest	9	75
	$2,246	$2,130

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

10. Debt

Line of Credit

On May 31, 2024, the Company entered into a Revolving Credit Agreement (the “Credit Agreement”) with FGI Worldwide LLC, as Agent for the lender (“FGI”). The Credit Agreement provides for a $15.0 million senior secured revolving credit facility (the “Credit Facility”) available to be used by the Company, Zircon and its Affiliates for replacement and discharge of the Company’s current US Bank loan of $8.8 million and matures on May 31, 2027. The Company, Zircon and the Affiliates are guarantors of all of the obligations under the Credit Agreement and the Company’s four principal shareholders are limited guarantors thereof.

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

For the three months ended June 30, 2024 and 2023, respectively, interest expense on the line of credit totaled $0.2 million and $0.1 million, respectively.

The components of the Credit Agreement consisted of the following (in thousands):

	June 30, 2024	March 31, 2024
(In thousands)	(Unaudited)
SOFR	$7,493	$8,026
Excess of SOFR	—	—
Line of credit	$7,493	$8,026

Notes payable to Stauss Family Administrative Trust

The Company has notes payable to the Stauss Family Administrative Trust to repay loans made to the Company. As of June 30, 2024, the principal balance of $0.7 million is due and payable in December 2025. Interest accrues at 5.5% per annum, is paid quarterly and included in accrued expenses. The note is subordinated to the line of credit note payable to the bank and no payment is to be made on the note without prior approval from the bank. In the second quarter of 2023, a portion of the note payable to Stauss Family Administrative Trust was settled as a noncash transaction against the note receivable from one stockholder for $0.2 million.

On March 31, 2024 the Stauss Family Administrative Trust and the Company agreed to extend the maturity date of the Notes Payable to the trust to December 31, 2025.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

For the three months ended June 30, 2024 and 2023 the interest expense on notes payable to the Stauss Family Administrative Trust totaled $9,000 and $13,000 respectively.

Loan Repayment

Section 13(k) of the Exchange Act provides that it is unlawful for a company, such as ours, that has a class of securities registered under Section 12 of the Exchange Act to, directly or indirectly, including through any subsidiary, extend or maintain credit in the form of a personal loan to or for any director or executive officer of the Company. In March 2022, Zircon Corporation, the Company’s wholly-owned subsidiary, loaned our chief executive officer funds to pay certain tax obligations, which was still outstanding when we acquired Zircon in April 2023, which may have violated Section 13(k) of the Exchange Act as a result of the transition from private to public company accounting. The loan was repaid in August 2023 as soon as management became aware of the possible violation. The loan repayment was made by means of an offset to beneficial amounts of our chief executive officer in certain loans to the Company to which offset he did not object. Issuers that are found to have violated Section 13(k) of the Exchange Act may be subject to civil sanctions, including injunctive remedies and monetary penalties, as well as criminal sanctions. In accordance with ASC 450, Contingencies, no amounts have been accrued for a loss contingency as it is not estimable as of June 30, 2024. The imposition of any of such sanctions on us could have a material adverse effect on our business, financial position, results of operations or cash flows.

11. Profit Sharing and 401(k) Plan

The Company has a defined contribution profit sharing plan for all eligible employees. Contributions to the profit-sharing plan are determined annually by the Board of Directors. There were no profit-sharing contributions made during the three months ended June 30, 2024 and 2023.

All eligible employees are also allowed to participate in the Company’s 401(k) plan. The Company’s contributions to the plan are based on a specified percentage of each participant’s eligible contribution, decided annually by the Board of Directors, as defined in the plan document. The Company’s contributions of $12,000 were accrued for the three months ended June 30, 2024. The Company’s contributions of $50,000 for the year ended March 31, 2024 were paid during the three months ended June 30, 2024. The Company’s contributions of $52,000 for the year ended March 31, 2023 were paid in May 2023.

12. Equity

On February 28, 2024 the Company adopted a 2024 Equity Incentive Plan (the “Equity Plan”). The Plan provides for granting of stock options (“Options”), restricted stock units (“RSUs”), and other equity-based awards tied to the value of shares of common stock to key personnel, including directors, officers, employees, consultants, and advisors of the Company and its subsidiaries. The Plan provides for the grant of options (which may include “incentive stock options” (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”)), stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), and other stock-based awards. As of June 30, 2024, 40,000,000 shares are authorized for issuance pursuant to the Equity Plan. As of June 30, 2024, an aggregate 100,000 shares have been awarded and 39,900,000 shares remain available for issuance under the Equity Plan; 20 percent of the 100,000 awarded shares which will vest on an annual basis beginning April 1, 2025.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

The following table summarizes the Company’s employee and non-employee Option activity under the Equity Plan for the following periods:

	Number of shares	Weighted average exercise price	Weighted average remaining term (years)	Aggregate intrinsic value (in thousands)
Outstanding as of March 31, 2024	—	$—	—	$—
Options granted	100,000	0.88	4.8	88
Outstanding as of June 30, 2024	100,000	$0.88	4.8	$88
Options vested and exercisable as of June 30, 2024	—	$—	—	$—

On May 1, 2024, the Company issued 100,000 common stock options to an employee with a total fair value of $67,000, which is unvested stock-based compensation to be amortized over the remaining term of the option.

During the three months ended June 30, 2024 the Company issued 25,000 common shares valued at $40,000 to a consultant.

During the three months ended June 30, 2024 the Company made a distribution of $0.7 million to certain related party shareholders and one director shareholder for taxes due as a result of the Company converting from an S corporation to a C corporation. $0.3 million of this distribution was in cash and the remaining $0.4 million is recorded in accrued expenses on the balance sheet.

13. Warrants

At the closing of the Merger, the Company issued certain consultants and advisors warrants to purchase an aggregate of 217,184 shares of Company common stock (the “Advisor Warrants”). The Advisor Warrants are exercisable any time ten years from the date of issuance, have an exercise price of $0.20 per share, and are classified within equity. The Company determined the fair value of the Advisor Warrants of $0.3 million using the intrinsic value method based on a stock price established in the Merger of $1.60 per share.

The following table provides the activity for all warrants for three months ended June 30, 2024:

	Total Warrants	Weighted Average Remaining Term	Weighted Average Exercise Price
Outstanding as of March 31, 2024	217,184	9.2	$0.20
Outstanding as of June 30, 2024	217,184	9.0	$0.20

14. Commitments and Contingencies

Legal Proceedings

Zircon is engaged in procedures to protect its proprietary rights and has filed complaints with the Federal Trade Commission and the Customs and Border Patrol.

Zircon Corporation v. Stanley Black & Decker, Inc.

Zircon appealed an adverse ruling by the International Trade Commission (“ITC”) in an investigation before the ITC in which Zircon sought an injunction to prevent Stanley, Black & Decker, Inc. and its wholly owned subsidiary, Black & Decker (U.S.), Inc. (together “SBD”) from importing and selling in the United States certain products alleged by Zircon to infringe its patents. The appeal was initiated by Zircon following the ruling by the ITC overturning the decision by Judge Charles Bullock, Presiding Judge of the ITC issued on October 7, 2021, finding that three patents at issue in the investigation were both valid and practiced by Zircon and that SBD infringed Zircon’s auto recalibration patent. The Commission found that while Zircon’s auto recalibration patent met all objective requirements for validity, it reversed the Presiding Judge on the subjective requirement of non-obviousness. Zircon then timely appealed to the Federal Circuit Court of Appeal (“FCCA”) and the matter was heard de novo before the FCCA on January 9, 2024. On May 8, 2024, the FCCA denied Zircon’s request for an order from the ITC excluding importation of certain SBD products. However, Zircon’s action against SBD for damages filed December 9, 2019 in the Fed District Court in the Northern District of California, under stay pending the disposition of the FCCA matter between Zircon and the ITC, may now move forward and Zircon is reviewing and considering its options. All charges in connection with the litigation versus SBD have been expensed to date and no damage claim against Zircon has been filed in this matter. The parties involved in the matter have met and conferred as required by the Court, and are scheduled to take part in a mediation on September 18, 2024.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

Claim Asserted by Mr. Michael Green

In April 2024, Mr. Michael Green, an individual in Great Britain, asserted violation by Zircon in its U.S. website of certain privacy protections under the laws of Great Britain. The Company believes its U.S. website has not violated the laws of Great Britain and that, in any event, has responded stating such laws do not apply outside Great Britain. As of the date of filing these financial statements, Mr. Green has not responded to the Company and has not asserted any claim for damages.

Leases

The Company’s corporate headquarters in Campbell, California are leased from the trust of one of the former shareholders of Corporation for approximately $19,000 per month under a lease expiring in December 2027. The lease requires the Company to pay utilities, maintenance and real estate taxes. Rent expense was $58,000 for both the three months ended June 30, 2024, and 2023, respectively.

The Company leases office equipment through a lease that expires in June 2026 and requires monthly lease payments of $1,000 for a period of five years. The total lease expense for three months ended June 30, 2024 and 2023 amounted to $3,000 in each respective period.

The Company leases a vehicle through a lease that expires in July 2024 and requires monthly lease payments of less than $1,000 for a period of three years. The total lease expense for three months ended June 30, 2024 and 2023 amounted to $1,000 in each respective period.

As of June 30, 2024, the Company had an operating lease right-of-use assets of $0.7 million.

The components of lease expense, which include short-term and variable lease expense and are included in selling, general and administrative expense, are as follows:

(In thousands)	June 30, 2024	June 30, 2023
Components of lease cost:	(Unaudited)
Operating lease expense	$52	$52
Short-term lease cost	—
Total lease cost	$52	$52

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

The following table provides the weighted average lease term and weighted average discount rate as of June 30, 2024 and 2023, respectively:

	June 30, 2024	June 30, 2023
	(Unaudited)
Weighted average remaining lease term (in years)	3.65	4.43
Weighted average discount rate	7.00%	7.00%

Future minimum lease payment under non-cancellable lease as of June 30, 2024 are as follows:

Maturities of lease liabilities (In thousands):	Operating Leases
Year ending March 31,
Remainder of fiscal 2025	$148
2026	208
2027	215
2028	150
2029 and thereafter	—
Total Minimum Lease Payments	721
Less effects of discounting	(43)
Present value of future minimum lease liabilities	678
Less current portion of operating lease liability	(197)
Operating lease liability, net of current portion	$481

15. Related Party Transactions

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

In September 2017, an affiliated company, Zircon Corporation Limited, was established in the United Kingdom to facilitate the sale of Zircon’s products to European customers and operations began during the year ended March 31, 2019. The ownership structure of the affiliate is similar to the ownership of the premerger ownership of Zircon.

The Company leases a 14,000 square foot facility from a trust owned by the Stauss Family Administrative Trust.

The Company has notes payable to the Stauss Family Administrative Trust to repay loans made to the Company. As of March 31, 2024, principal balance of $0.7 million is due and payable in December 2025. Interest accrued at 5.5% per annum is paid quarterly and included in accrued expenses. The note is subordinated to the line of credit note payable to the bank and no payment is to be made on the note without prior approval from the bank. In the second quarter of 2023, a portion of the note payable to Stauss Family Administrative Trust was settled as a non-cash transaction against the note receivable from one stockholder for $0.2 million.

For the three months ended June 30, 2024 and 2023 the interest expense on notes payable to the Stauss Family Administrative Trust totaled $9,000 and $13,000 respectively.

On March 31, 2024 the Stauss Family Administrative Trust and the Company agreed to extend the maturity date of the Notes Payable to the trust to December 31, 2025.

During the three months ended June 30, 2024 the Company made a distribution of $0.7 million to certain related party shareholders and one director shareholder for taxes due as a result of the Company converting from an S corporation to a C corporation. $0.3 million of this distribution was in cash and the remaining $0.4 million is recorded in accrued expenses on the balance sheet.

16. Subsequent Events

Please refer to the Company’s Report on Form 8-K filed on July 24, 2024 referencing the Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On July 5, 2024 the Company received a federal tax refund of approximately $0.2 million reducing the Federal Tax Deposit asset to $0.

On August 14, 2024 the Company added Joe Bronson to it Board of Directors replacing Ronald Bourque.

As of August 14, 2024 the Company issued an additional 8,329 common shares and had 10,050,265 common shares outstanding.

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

RESULTS OF OPERATIONS

During the three months ended June 30, 2024, and at March 31, 2024, Zircon’s selected financial information is the following (in thousands):

Financial Position Analysis

The information presented below as of June 30, 2024 as compared to March 31, 2024 for ZRCN Inc (in thousands):

	June 30, 2024	March 31, 2024
In thousands	(Unaudited)
Assets	$24,209	$27,615
Liabilities	$16,370	$18,688
Equity	$7,839	$8,927

Assets

Total assets on June 30, 2024 were $24.2 million compared to $27.6 million on March 31, 2024, which was a decrease of approximately $3.5 million. This decrease was driven primarily by a decrease in accounts receivable of $2.8 million and a decrease in inventories of $0.9 million offset by an increase in deferred expenses of $0.3 million.

Liabilities

Total liabilities on June 30, 2024 were $16.4 million compared to $18.7 million on March 31, 2024, which was a decrease of approximately $2.3 million. This decrease was driven primarily by a decrease in accounts payable of $1.8 million, a decrease in our line of credit of $0.5 million, offset by an increase in accrued expenses of $0.1 million, a decrease in notes payable of $75,000 and a decrease in our operating lease liability of $62,000.

Equity

Total equity on June 30, 2024 was $7.8 million compared to $8.9 million on March 31, 2024, which was a decrease of approximately $1.1 million. This decrease was driven primarily by a net loss attributable to ZRCN shareholders of $0.6 million and an accrued distribution to shareholders of $0.4 million.

Operating Results Analysis

	For the Three Months Ended June 30,
(In thousands)	2024	2023
Net Sales	$5,811	$6,567
Cost of goods sold	3,460	3,623
Gross Profit	2,351	2,944

Operating Expenses
General & administrative	1,461	1,669
Marketing & selling	903	1,140
Research and development	425	485
Total Operating Expenses	2,789	3,294
Operating Income (Loss)	(438)	(350)

Other Expenses
Interest expense	223	157
Other loss	7	9
(Income) loss on foreign currency translation	(103)	49
Total other expenses	127	215

Loss before income taxes	(565)	(565)
Income tax benefit (expense)	(21)	100
Net income (loss)	$(586)	$(465)

Less: Net income (loss) attributable to non-controlling interests	78	(83)
Net loss attributable to ZRCN Inc. common stockholders	$(664)	$(382)
Foreign currency translation adjustment	117	117
Comprehensive loss	$(469)	$(348)

Sales revenue and gross margin

Revenue for the three months ended June 30, 2024 was $5.8 million compared to $6.6 million for the three months ended June 30, 2023 which was a decrease of $0.8 million, or 11%. This decrease was driven primarily by decreased sales in the United States and Asia. Gross profit for the three months ended June 30, 2024 was $2.4 million, or 40.4% compared to $2.9 million, or 44.8%, during the three months ended June 30, 2023, which was an decrease of $0.5 million, or 20% and 4.4%, respectively. The decrease in gross profit was driven by reduced unit volumes and the decrease in gross margin was driven by an unfavorable produce mix, reduced volumes and stable manufacturing expenses.

Research and development

Research and development expenses for the three months ended June 30, 2024 were $0.4 million compared to $0.5 million for the three months ended June 30, 2023. This decrease of $60,000, or 12%, and was driven primarily by reduced consulting expenses.

General and Administrative expenses

General and administrative expenses for the three months ended June 30, 2024 were $1.5 million compared to $1.7 million for the three months ended June 30, 2023 which was a decrease of $0.2 million, or 12%. This decrease was driven primarily by reduced consulting and legal expenses associated with the Harmony merger which closed during fiscal Q1 2024.

Marketing and Selling expenses.

Marketing and selling expenses for the three months ended June 30, 2024 were $0.9 million compared to $1.1 million for the three months ended June 30, 2023 which was a decrease of $0.2 million, or 21%. This decrease was driven primarily by a reduction in the use of consulting services and reduced advertising.

Stock based compensation.

During the three months ended June 30, 2024, and June 30, 2023, Zircon did not record any stock-based compensation. Warrants with a fair value of $0.3 million were issued during the year ended March 31, 2024.

Other expenses

Other expenses for the three months ended June 30, 2024 were approximately $0.1 million compared to $0.2 million for the three months ended June 30, 2023 which was a decrease of approximately $87,000, or 40%. This decrease was driven primarily by an increase in interest expense of $66,000 and a decrease in foreign exchange losses of $0.2 million.

Zircon has notes payable to the Stauss Family Administrative Trust to repay loans made to Zircon. The principal balance of $0.7 million is due and payable in December 2025. Interest accrued at 5.5% per annum is paid quarterly and included in accrued expenses. The note is subordinated to the line of credit payable to the bank and no payment is to be made on the note without prior approval from the bank. On March 31, 2024 the Stauss Family Administrative Trust and the Company agreed to extend the maturity date of the Notes Payable to the trust to December 31, 2025.

Interest expense on these notes for the three months ended June 30, 2024 and 2023, respectively, was approximately $9,000 and $13,000, respectively.

Provision for income taxes

The provision for income taxes for the three months ended June 30, 2024 was approximately $21,000 compared to a benefit of approximately $0.1 million for the three months ended June 30, 2023 which was an unfavorable change of approximately $0.1 million. This unfavorable change was driven primarily by changes in our deferred tax asset position.

Other comprehensive income (loss)

Comprehensive income (loss) for all periods presented is comprised primarily of net income (loss) and foreign currency translation adjustments. The change in foreign currency translation adjustment was income of approximately $0.1 million for both the three months ended June 30, 2024 and 2023.

Cash Flow Analysis

	For the Three Months Ended June 30,
(In thousands)	2024	2023
Operating activities	$983	$536
Investing activities	(285)	(777)
Financing activities	(853)	531
Effect of exchange rate changes	27	4
Net increase (decrease) in cash	$(128)	$294

Operating Activities

During the three months ended June 30, 2024, net cash provided by operating activities was $1.0 million. This increase was due to a net loss of $0.6 million offset by non-cash expenses for depreciation, amortization, and inventory obsolescence impairment of $0.4 million, common stock issued for advisory services of $40.000 million, a decrease in accounts receivable of $2.8 million and a decrease in inventories of $0.8 million, offset by an decrease in accounts payable and accrued expenses of $1.8 million, an increase in deferred expenses of $0.3 million, an increase in prepaid expenses of $0.1 million, a decrease in operating lease liabilities of $62,000, and a provision for bad debt and foreign currency losses of $0.1 million

During the year ended June 30, 2023, net cash provided by operating activities was $0.5 million. This increase was due to a net loss of $0.5 million being offset by non-cash expenses for depreciation and amortization, inventory obsolescence impairment, and provisions for bad debt and currency losses of $1.0 million, a decrease in accounts receivable of $0.8 million, a decrease in prepaids of $96,000, an increase in accounts payable and accrued expenses of $66,000, offset by an increase in inventory of $0.8 million, an increase in the federal tax deposit of $0.1 million, and a decrease in operating lease liabilities of $45,000.

Investing Activities

During the three months ended June 30, 2024, net cash used in investing activities was $0.3 million. This decrease was due to purchases of property and equipment of $0.3 million.

During the three months ended June 30, 2023, net cash used in investing activities was $0.8 million. This decrease was due to the impact of the Harmony merger, net of cash acquired of $0.5 million and purchases of property and equipment of $0.3 million.

Financing Activities

During the three months ended June 30, 2024, net cash used in financing activities was $0.9 million. This decrease was due to repayments on lines of credit of $0.5 million, shareholder distributions of $0.3 million and repayment of debt assumed as part of the Harmony merger of $75,000.

During the three months ended June 30, 2023, net cash provided by financing activities was $0.5 million. This increase was due to net borrowings under the Company’s line of credit of $0.9 million offset by repayments of debt assumed as part of the Harmony merger of $0.3 million, and repayment of notes payable of $75,000.

Liquidity, Capital Resources and Sources of Financing

As of June 30, 2024 the Company had a cash balance of $0.4 million and working capital of $12.1 million. Working capital as of March 31, 2024 was $14.1 million. The decrease of $2.0 million was driven primarily by a decrease in accounts receivable of $2.8 million and a decrease in inventories of $0.9 million offset by a decrease in accounts payable of $1.8 million and a increase in accrued expenses of $0.1 million. To date the Company has been financed primarily through retained earnings, loans and credit lines secured by accounts receivable, inventory and fixed assets. The Company believes that it has sufficient liquidity and access to loans and credit lines to fund its operations and working capital requirements for the next 12 months.

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

Information on Outstanding Securities

The following table sets out the number of common shares and warrants outstanding as of the date hereof:

Information on Outstanding Securities as of June 30, 2024
Common shares issued and outstanding	10,041,936
Potential issuance of common shares
Warrants	217,184
Stock options	100,000
Fully diluted shares	10,359,120

As of August 14, 2024 the Company had 10,050,265 common shares outstanding.

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

In September 2017, an affiliated company, Zircon Corporation Limited, was established in the United Kingdom to facilitate the sale of Zircon’s products to European customers and operations began during the year ended March 31, 2019. The ownership structure of the affiliate is similar to the ownership of the premerger ownership of Zircon.

The Company leases a 14,000 square foot facility from a trust owned by the Stauss Family Administrative Trust.

The Company has notes payable to the Stauss Family Administrative Trust to repay loans made to the Company. As of March 31, 2024, principal balance of $0.7 million is due and payable in December 2025. Interest accrued at 5.5% per annum is paid quarterly and included in accrued expenses. The note is subordinated to the line of credit note payable to the bank and no payment is to be made on the note without prior approval from the bank. In the second quarter of 2023, a portion of the note payable to Stauss Family Administrative Trust was settled as a non-cash transaction against the note receivable from one stockholder for $0.2 million.

For the three months ended June 30, 2024 and 2023 the interest expense on notes payable to the Stauss Family Administrative Trust totaled $9,000 and $13,000 respectively.

On March 31, 2024 the Stauss Family Administrative Trust and the Company agreed to extend the maturity date of the Notes Payable to the trust to December 31, 2025.

During the three months ended June 30, 2024 the Company made a distribution of $0.7 million to certain related party shareholders and one director shareholder for taxes due as a result of the Company converting from an S corporation to a C corporation. $0.3 million of this distribution was in cash and the remaining $0.4 million is recorded in accrued expenses on the balance sheet.

Off-Balance Sheet Arrangements

ZRCN has no off-balance sheet arrangements.

Estimates, Judgments and Assumptions

ZRCN prepares its consolidated financial statements in accordance with US GAAP, which require management to make estimates and assumptions that affect the amounts of its assets and liabilities, the information provided with regard to future assets and liabilities as well as the amounts of revenues and expenses for the relevant periods. Readers are invited to refer to Note 3 of the financial statements for the three months ended June 30, 2024, for details.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As of June 30, 2024, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of June 30, 2024, our internal control over financial reporting had material weaknesses that lack adequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping and we are implementing plans to improve such internal control.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

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

Zircon is engaged in procedures to protect its proprietary rights and Zircon has filed complaints with the Federal Trade Commission and the Customs and Border Patrol.

Zircon Corporation v. Stanley Black & Decker, Inc et al.

Zircon appealed an adverse ruling by the International Trade Commission (“ITC”) in an investigation before the ITC in which Zircon sought an injunction to prevent Stanley, Black & Decker, Inc. and its wholly owned subsidiary, Black & Decker (U.S.), Inc. (together “SBD”) from importing and selling in the United States certain products alleged by Zircon to infringe its patents. The appeal was initiated by Zircon following the ruling by the ITC overturning the decision by Judge Charles Bullock, Presiding Judge of the ITC issued on October 7, 2021, finding that three patents at issue in the investigation were both valid and practiced by Zircon and that SBD infringed Zircon’s auto recalibration patent. The Commission found that while Zircon’s auto recalibration patent met all objective requirements for validity, it reversed the Presiding Judge on the subjective requirement of non-obviousness. Zircon then timely appealed to the Federal Circuit Court of Appeal (“FCCA”) and the matter was heard de novo before the FCCA on January 9, 2024. On May 8, 2024, the FCCA denied Zircon’s request for an order from the ITC excluding importation of certain SBD products. However, Zircon’s action against SBD for damages filed December 9, 2019 in the Fed District Court in the Northern District of California, under stay pending the disposition of the FCCA matter between Zircon and the ITC, may now move forward and Zircon is reviewing and considering its options. All charges in connection with the litigation versus SBD have been expensed to date and no damage claim against Zircon has been filed in this matter. The parties involved in the matter have met and conferred as required by the Court, and are scheduled to take part in a mediation on September 18, 2024.

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

Item 1A. Risk Factors

Information regarding the primary risks and uncertainties that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements, appears in Part I, Item 1A - “Risk Factors” of our 2024 Form 10-K filed with the Securities and Exchange Commission on July 16, 2024. There have been no material changes from the risk factors set forth in our Form 10-K filed on July 16.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not made any sales of unregistered securities of our common stock during the period from April 1, 2024, through June 30, 2024.

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

ZRCN INC.

Date: August 19, 2024	By:	/s/ John Stauss
	Name:	John Stauss
	Title:	Chairman and Chief Executive Officer

Date: August 19, 2024	By:	/s/ Jeff Parsons
	Name:	Jeff Parsons
	Title:	Chief Financial Officer

