Form 10-Q
period 2024-09-30
ZRCN Inc.
filed 2024-11-19
CIK 1901297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 14, 2024, 10,050,265 shares of common stock were issued and outstanding.

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

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

ZRCN Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2024	March 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$423	$502
Accounts receivable, net of provision for credit losses of approximately $132 and $14, respectively	9,235	8,644
Inventory, net	13,141	14,057
Prepaid expenses and other assets	490	335
Total current assets	23,289	23,538

Property and equipment, net	1,815	1,803
Deferred tax asset	691	499
Operating lease right-of-use assets	663	751
Federal tax deposit	279	213
Intangible assets, net	739	792
Deposits	19	19
Deferred financing costs	290	—
Total assets	$27,785	$27,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	6,090	7,050
Accrued expenses	2,824	2,130
Operating lease liability, current	205	195
Notes payable, current portion	—	75
Total current liabilities	9,119	9,450

Line of credit	9,318	8,026
Operating lease liability, net of current portion	481	545
Notes payable to Stauss Family Administrative Trust	667	667
Total liabilities	19,585	18,688

Commitments and Contingencies (Note 14)

Stockholders’ equity:
Common stock; at $0.0001 par value, 20,000,000 shares authorized, 10,050,265 and 10,016,936 shares issued and outstanding as of September 30, 2024 and March 31, 2024, respectively	1	1
Additional paid-in capital	57	—
Accumulated other comprehensive loss	(195)	(187)
Retained earnings	6,743	7,421
Total equity attributable to ZRCN Inc. stockholders	6,606	7,235
Non-controlling interests in variable interest entities	1,594	1,692
Total stockholders’ equity	8,200	8,927
Total liabilities and stockholders’ equity	$27,785	$27,615

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

ZRCN Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
Net sales	$9,362	$9,262	$15,173	$15,829
Cost of sales	5,356	4,872	8,816	8,495
Gross profit	4,006	4,390	6,357	7,334

Operating expenses:
General and administrative	2,025	1,721	3,486	3,390
Marketing and selling	1,105	1,035	2,008	2,175
Research and development	432	503	857	988
Total operating expenses	3,562	3,259	6,351	6,553
Income from operations	444	1,131	6	781

Other expenses:
Interest expense	203	176	426	333
Other expenses	9	10	16	19
(Gain) loss on foreign currency transactions	(62)	(42)	(165)	7
Total other expenses	150	144	277	359

Income (loss) before income taxes	294	987	(271)	422
Benefit from (provision for) income taxes	175	(133)	154	(33)
Net income (loss)	$469	$854	$(117)	$389
Less: Net loss attributable to non-controlling interests	(176)	(13)	(98)	(96)
Net income (loss) attributable to ZRCN Inc. common stockholders	$645	$867	$(19)	$485

Net income (loss)	$469	$854	$(117)	$389
Gain (loss) on change in foreign currency translation adjustment	(125)	(16)	(8)	101
Comprehensive income (loss)	344	838	(125)	490
Net loss attributable to non-controlling interests	(176)	(13)	(98)	(96)
Other comprehensive income (loss) attributable to non-controlling interest	(125)	(16)	(8)	101
Comprehensive income (loss) attributable to ZRCN common stockholders	$645	$867	$(19)	$485

Net income (loss) per share attributable to ZRCN Inc.:
Basic	$0.06	$0.09	$—	$0.05
Diluted	0.06	$0.09	$—	$0.05

Weighted average common shares outstanding:
Basic	10,048,726	9,948,272	10,040,036	9,192,410
Diluted	10,537,975	9,986,882	10,040,036	9,231,020

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ZRCN Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Retained	Total Equity Attributable	Non- controlling	Total Stockholders’
	Shares	Amount	(Loss) Income	Capital	Earnings	to ZRCN	Interests	Equity

Balance - March 31, 2024	10,016,936	$1	$(187)	$—	$7,421	$7,235	$1,692	$8,927
Stockholder distributions	—	—	—	—	(659)	(659)	—	(659)
Gain on change in foreign currency translation adjustment	—	—	117	—	—	117	—	117
Common stock issued for advisory services	25,000	—	—	40	—	40	—	40
Net (loss) income	—	—	—	—	(664)	(664)	78	(586)
Balance - June 30, 2024	10,041,936	$1	$(70)	$40	$6,098	$6,069	$1,770	$7,839
Loss on change in foreign currency translation adjustment	—	—	(125)	—	—	(125)	—	(125)
Common stock issued for advisory services	8,329	—	—	7	—	7	—	7
Share based compensation				10		10		10
Net income (loss)	—	—	—	—	645	645	(176)	469
Balance - September 30, 2024	10,050,265	$1	$(195)	$57	$6,743	$6,606	$1,594	$8,200

	Common Stock		Accumulated Other Comprehensive	Note Receivable from	Retained	Total Equity Attributable	Non- controlling	Total Stockholders’
	Shares	Amount	Income	Stockholder	Earnings	to ZRCN	Interests	Equity
Balance - March 31, 2023	500,000	—	$16	$(240)	$8,630	$8,406	$1,422	$9,828
Merger with Harmony	9,448,272	1	—	—	(1,099)	(1,098)	—	(1,098)
Gain on change in foreign currency translation adjustment	—	—	117	—	—	117	—	117
Net loss	—			—	(383)	(383)	(83)	(466)
Balance - June 30, 2023	9,948,272	$1	$133	$(240)	$7,148	$7,042	$1,339	$8,381
Loss on change in foreign currency translation adjustment	—	—	(16)	—	—	(16)	—	(16)
Repayment of Note Receivable from Stockholder	—	—	—	240	—	240	—	240
Net income (loss)	—	—	—	—	867	867	(13)	854
Balance - September 30, 2023	9,948,272	$1	$117	$—	$8,015	$8,133	$1,326	$9,459

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ZRCN Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(117)	$389
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation expense	467	284
Amortization of intangible assets	55	40
Amortization of right-of-use assets	53	104
Inventory obsolescence impairment	531	—
Provision for credit losses	118	4
Amortization of financing costs	36	—
Share based compensation expense	10	—
Common stock issued for advisory services	47	—
(Gain) loss on foreign currency transactions	(165)	7
Deferred tax asset	(192)	—
Changes in operating assets and liabilities:
Accounts receivable	(710)	(2,181)
Inventory	385	(1,446)
Prepaid expenses and other assets	(170)	81
Federal tax deposit	(66)	(78)
Deferred financing costs	(326)	—
Accounts payable	(1,122)	2,206
Accrued expenses	704	551
Operating lease liabilities	(54)	(86)
Net cash used in operating activities	(516)	(125)

CASH FLOWS FROM INVESTING ACTIVITIES
Effect of Harmony Merger, net of cash acquired	—	(519)
Purchase of property and equipment	(686)	(356)
Net cash used in investing activities	(686)	(875)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	—	(176)
Repayment of debt assumed in Harmony Merger	(75)	(317)
Borrowing on line of credit	10,580	9,225
Repayment on line of credit	(9,288)	(7,520)
Stockholder distributions	(245)	—
Net cash provided by financing activities	972	1,212

Effect of exchange rate fluctuations on cash	151	2

Net (decrease) increase in cash	(79)	214
Cash at beginning of year	502	29
Cash at end of period	$423	$243

Supplemental disclosure of cash flow information:
Cash paid for interest	$407	$131
Cash paid for taxes	$279	$78

Noncash investing and financing activities:
Stockholder distributions in Accounts payable	$414
Right-of-use assets obtained in exchange for operating lease liability	$35	$—
Common stock issued in connection with Harmony merger	$—	$19
Fair value of Advisor Warrants issued to effectuate Harmony Merger	$—	$302
Assets acquired in Harmony Merger	$—	$1
Liabilities assumed in Harmony Merger	$—	$580

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

On April 14, 2023 (the “Closing Date”), Zircon Corporation (“Zircon”) effectuated a merger and reorganization with Harmony Energy Technologies, Inc. (“Harmony”), a Delaware Corporation, ZRCN Inc., a California corporation and a wholly owned subsidiary of Harmony (the “Merger Sub”). The merger leverages Zircon’s sensor-based, ASIC (“Application-Specific Integrated Circuits”) processor technology and patent portfolio, to accelerate growth in its product lines and global markets as a publicly disclosed company, in accordance with the Securities Act of 1933 and the Exchange Act of 1934, both as amended. The combination of Harmony and Zircon was effectuated through a merger (the “Merger”) of Merger Sub into Zircon. The separate existence of Merger Sub ceased, and Merger Sub was merged with and into Zircon (Zircon, as the surviving corporation following the Merger). Upon completion of the Merger, Harmony changed its name to ZRCN Inc. (“ZRCN” or the “Company”). While Harmony was the legal acquirer of Zircon in the Merger, the Merger is treated as a reverse recapitalization, whereby Zircon is deemed to be the accounting acquirer, and the historical financial statements of Zircon became the historical financial statements of Harmony (renamed ZRCN Inc.) upon the closing of the Merger. Under this method of accounting, Harmony was treated as the “acquired” company and Zircon is treated as the acquirer for financial reporting purposes.

Accordingly, for accounting purposes, the Merger was treated as the equivalent of Zircon issuing stock for the net assets of Harmony, accompanied by a recapitalization. The net assets of Harmony were stated at historical cost, with no goodwill or other intangible assets recorded.

2. Liquidity

As of September 30, 2024, the Company had $0.4 million in cash and working capital of $14.2 million. To date, ZRCN has been financed primarily through retained earnings, secured loans and a revolving line of credit. The Company’s line of credit was scheduled to expire on July 31, 2024 but on May 31, 2024, the Company entered into a revolving credit agreement with a new lender that matures on May 31, 2027 (Note 10). The loans are secured by accounts receivable, inventory and fixed assets. The Company believes that it has sufficient liquidity to fund its operations and operating capital needs for the next 12 months as well as meet its obligations as they become due in 2024 and 2025.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

Cash

The carrying value of cash approximates fair value due to the short-term nature of the instruments. From time to time, the Company may be in the position of a “book overdraft” in which outstanding checks exceed cash. The Company classifies book overdrafts in accounts payable within its unaudited consolidated balance sheets and classifies the change in accounts payable associated with book overdrafts as an operating activity within the unaudited consolidated statement of cash flows. As of September 30, 2024, the book overdraft included within accounts payable was $0.1 million. As of March 31, 2024, the book overdraft included within accounts payable was $0.4 million.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

Accounts receivable consisted of the following:

	September 30, 2024	March 31, 2024
(In thousands)	(Unaudited)
Accounts receivable	$9,367	$8,658
Less provision for credit losses	(132)	(14)
Accounts receivable, net	$9,235	$8,644

Activity related to the Company’s provision for credit losses was as follows:

	September 30, 2024	March 31, 2024
(In thousands)	(Unaudited)
Balance, beginning of period	$14	$10
Credit loss provision	118	4
Balance, end of period	$132	$14

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

Provisions for customer volume rebates, product returns, discounts and allowances are variable consideration and are recorded as a reduction of revenue in the same period the related sales are recorded. Such provisions are calculated using historical averages adjusted for any expected changes due to current business conditions. Consideration given to customers for cooperative advertising is recognized as a reduction of revenue except to the extent that there is a distinct good or service and evidence of the fair value of the advertising, in which case the expense is classified as marketing and selling expense. Advertising expenses included within marketing and selling expenses were $0.1 million and $0.2 million for the three and six months ended September 30, 2024. Advertising expenses included within marketing and selling expenses were less than $0.1 million for the three and six months ended September 30, 2023, respectively. Sales tax for the sale of products is applied to the invoice and recorded as an accrued liability.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

Share Based Compensation

The Company expenses share based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. The Company accounts for forfeitures as they occur. Share-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. For awards with performance conditions, compensation cost is recognized over the requisite service period based on the actual or expected achievement of the performance condition. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of share-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company estimates the fair value of restricted stock award grants on the date of issuance. All share-based compensation costs are recorded in general and administrative or research and development costs in the condensed consolidated statements of operations and comprehensive income (loss) based upon the underlying individual’s role at the Company. Share based awards that do not meet the criteria for equity classification are recorded as liabilities and adjusted to fair value at the end of each reporting period.

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

Concentration of Business and Credit Risk

As of September 30, 2024, the Company maintained deposits in a single bank that exceeded the federal insured deposit limit of the Federal Deposit Insurance Corporation (FDIC).

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

During the three months ended September 30, 2024 and 2023 the Company generated approximately 78% and 65% of its total revenue from three customers, respectively. During the six months ended September 30, 2024 and 2023 the Company generated approximately 73% and 64% of its total revenue from two customers, respectively.

As of September 30, 2024 and March 31, 2024, 83% and 77% of its total accounts receivable, respectively, were from three customers.

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

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company believes the carrying amounts of its cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, and other current liabilities approximated their fair values as of September 30, 2024 and March 31, 2024 due to their short-term nature. Management measures intangible assets at fair value on a non-recurring basis using internally developed assumptions about the market as there is no market activity available. All carrying amounts of other applicable assets and liabilities on the Company’s balance sheet approximate fair value. For long-term debt, the estimated fair value approximates its carrying value, as the interest rate is in line with the market interest rates for this type of debt.

Income Taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. Management believes estimates related to income tax uncertainties are appropriate based on current facts and circumstances. The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analyses of tax laws, regulations and interpretations thereof, as well as other factors. Any interest and penalties related to income tax matters are classified as a component of income tax expense.

As of April 14, 2023, Zircon’s election to be an S Corporation under the Internal Revenue Code was no longer in effect.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Net Income (Loss) Per Share

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

	September 30, 2024	March 31, 2024
Common stock warrants	217,184	217,184
Stock options	298,000	—

Leases

In February 2016, the FASB issued an accounting standard, ASC Topic 842, related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most significant among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under this standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

In November 2024, the FASB issued ASU 2024-03, the intent of which is to improve financial reporting and respond to investor input by requiring public business entities to disclose additional information about certain expenses in the notes to financial statements in interim and annual reporting periods. Among other provisions, the new standard requires disclosure of disaggregated amounts for expenses such as employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement. Public business entities are required to include certain amounts that are already required to be disclosed under GAAP in the same disclosure as the other disaggregation requirements as well as a qualitative description of any amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The new standard also requires disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. An entity is not precluded from providing additional voluntary disclosures that may provide investors with additional decision-useful information

The amendments in the new standard are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments in the new standard should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. Management is evaluating the new standard and has not yet determined when, or the method by which, the Company will adopt its amendments

4. Merger with Harmony Energy Technologies Corporation

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

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Zircon agreed to pay the operating liabilities of Harmony, up to and including an aggregate of $0.2 million through December 31, 2022, which amount included outstanding operating liabilities related to auditing fees, services fees, transfer agent fees, travel reimbursements and accrued and unpaid salaries as of such date; Harmony loans and notes outstanding totaling $0.6 million were fully settled for $0.4 million, with $0.1 million paid upon closing of the Acquisition and $0.1 million being paid in four subsequent quarterly payments commencing on the last day of the first full calendar quarter following closing.

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

Debt Settlement Agreement

In connection with the Merger, the Company entered into debt settlement agreements (the “Debt Settlement Agreements”) with certain third-party creditors of the Company under which the Company agreed to make certain payments over the next 12 months to the creditors in satisfaction of an aggregate of $0.4 million which was owed to them. As of September 30, 2024, the Company has repaid $0.4 million to the creditors and there was no remaining balance.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

5. Revenue

Disaggregation of Revenue from Contracts with Customers

Revenue disaggregated according to the timing of transfer of goods or services (e.g., at a point in time) for the three and six months ended September 30, 2024 and 2023, respectively, were as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Revenue generated per major product line	(Unaudited)		(Unaudited)
Stud sensor edge	$6,479	$5,838	$9,476	$9,690
Multifunctional scanners	1,588	1,186	2,363	2,253
Stud sensor center	542	1,355	1,696	2,447
Target control products	486	463	946	778
Other	267	420	692	661
Total Revenue	$9,362	$9,262	$15,173	$15,829

Revenue disaggregated according to the geographical location of customers for the three and six months ended September 30, 2024 and 2023, respectively, were as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Revenue by geographic location of customers	(Unaudited)		(Unaudited)
United States	$8,418	$8,511	$13,519	$14,226
Canada	550	359	824	784
Japan	190	151	243	429
Europe	124	38	456	120
Others	80	203	131	270
Total Revenue	$9,362	$9,262	$15,173	$15,829

6. Inventory

Inventory consisted of the following:

	September 30, 2024	March 31, 2024
(In thousands)	(Unaudited)	(Audited)
Finished goods, net	$7,516	$6,930
Raw materials, net	3,697	4,909
Work in process, net	1,928	2,218
	$13,141	$14,057

Allowance for slow moving and obsolete inventory was estimated at $1.0 million and $0.4 million as of September 30, 2024 and March 31, 2024, respectively.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

7. Property and Equipment

Property and equipment consisted of the following:

	September 30, 2024	March 31, 2024
(In thousands)	(Unaudited)	(Audited)
Manufacturing equipment	$9,854	$9,315
Computer equipment	2,796	2,774
Leasehold improvements	1,164	1,218
Furniture and office equipment	915	955
Vehicles	272	275
	15,001	14,537
Construction in progress	186	423
	15,187	14,960
Less accumulated depreciation and amortization	(13,372)	(13,157)
	$1,815	$1,803

For the three and six months ended September 30, 2024, depreciation and amortization expense was $0.2 million and $0.5 million, respectively. For the three and six months ended September 30, 2023, depreciation and amortization expense was $0.1 million and $0.3 million, respectively.

Construction in progress consists of assets and technologies under development. The Company starts depreciation once the assets are completed and placed in service.

8. Intangible Assets

The Company’s intangible assets consisted of the following:

	September 30, 2024			March 31, 2024
(In thousands)	(Unaudited)
Finite-lived intangible assets (1):	Intangibles, Gross	Accumulated Amortization	Intangibles, Net	Intangibles, Gross	Accumulated Amortization	Intangibles, Net
Patents issued and pending	2,342	(1,664)	678	2,340	(1,615)	725
Exclusivity rights and licenses	168	(107)	61	168	(101)	67
Total finite-lived intangible assets	$2,510	$(1,771)	$739	$2,508	$(1,716)	$792

Finite-lived intangible assets (1):	September 30, 2024 Weighted Average Life Remaining
Patents issued and pending	13.5
Exclusivity rights and licenses	5.3

(1)	Finite-lived intangible assets have estimated useful lives of five to twenty years and are being amortized to operating expenses on a straight-line basis.

For the three and six months ended September 30, 2024, amortization expense was less than $0.1 million and approximately $0.1 million, respectively. For the three and six months ended September 30, 2023, amortization expense was less than $0.1 million in each respective period.

Expected future amortization expense of acquired finite-lived intangible assets as of September 30, 2024 is as follows:

For the Years Ending March 31, (In thousands)	Amount
Remainder of fiscal 2025	$51
2026	102
2027	102
2028	90
2029	90
Thereafter	304
$739

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

9. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2024	March 31, 2024
(In thousands)	(Unaudited)
Rebates	$505	$538
Stockholder distributions	414	—
Accrued taxes	385	361
Sales expense	375	205
Payroll and related	370	334
Advertising allowance	365	134
Vacation	333	389
Professional services	59	94
Interest	18	75
	$2,824	$2,130

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

The Credit Agreement requires the Company to comply with a maximum total net leverage of $15.0 million and a minimum fixed charge coverage ratio of 1.10. As of September 30, 2024 the Company was not in compliance with the fixed charge coverage ratio and is working with the lender to obtain a waiver

The Company recognized deferred financing costs of approximately $326,000 for bank fees which will be amortized over three years and recorded as interest expense. For the three and six months ended September 30, 2024, amounts total $36,000 for amortized financing costs. For the three and six months ended September 30, 2023, there were no amounts amortized for financing costs. For the three and six months ended September 30, 2024, interest expense on the line of credit totaled $0.3 million and $0.4 million, respectively. For the three and six months ended September 30, 2023, interest expense on the line of credit totaled $0.1 million and $0.3 million, respectively.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

The components of the Credit Agreement consisted of the following:

	September 30, 2024	March 31, 2024
(In thousands)	(Unaudited)
SOFR	$9,318	$8,026
Excess of SOFR	—	—
Line of credit	$9,318	$8,026

Notes payable to Stauss Family Administrative Trust

The Company has notes payable to the Stauss Family Administrative Trust to repay loans made to the Company. As of September 30, 2024, the principal balance of $0.7 million is due and payable in December 2025. Interest accrues at 5.5% per annum, is paid quarterly and included in accrued expenses. The note is subordinated to the line of credit note payable to the bank and no payment is to be made on the note without prior approval from the bank. In the second quarter of 2023, a portion of the note payable to Stauss Family Administrative Trust was settled as a noncash transaction against the note receivable from one stockholder for $0.2 million.

On March 31, 2024 the Stauss Family Administrative Trust and the Company agreed to extend the maturity date of the Notes Payable to the trust to December 31, 2025.

For the three and six months ended September 30, 2024 the interest expense on notes payable to the Stauss Family Administrative Trust totaled less than $0.1 million in each respective period. For the three and six months ended September 30, 2023 the interest expense on notes payable to the Stauss Family Administrative Trust totaled less than $0.1 million in each respective period.

Loan Repayment

Section 13(k) of the Exchange Act provides that it is unlawful for a company, such as ours, that has a class of securities registered under Section 12 of the Exchange Act to, directly or indirectly, including through any subsidiary, extend or maintain credit in the form of a personal loan to or for any director or executive officer of the Company. In March 2022, Zircon Corporation, the Company’s wholly-owned subsidiary, loaned our chief executive officer funds to pay certain tax obligations, which was still outstanding when we acquired Zircon in April 2023, which may have violated Section 13(k) of the Exchange Act as a result of the transition from private to public company accounting. The loan was repaid in August 2023 as soon as management became aware of the possible violation. The loan repayment was made by means of an offset to beneficial amounts of our chief executive officer in certain loans to the Company to which offset he did not object. Issuers that are found to have violated Section 13(k) of the Exchange Act may be subject to civil sanctions, including injunctive remedies and monetary penalties, as well as criminal sanctions. In accordance with ASC 450, Contingencies, no amounts have been accrued for a loss contingency as it is not estimable as of September 30, 2024. The imposition of any of such sanctions on us could have a material adverse effect on our business, financial position, results of operations or cash flows.

11. Profit Sharing and 401(k) Plan

The Company has a defined contribution profit sharing plan for all eligible employees. Contributions to the profit sharing plan are determined annually by the Board of Directors. There were no profit sharing contributions made during the three and six months ended September 30, 2024 and 2023.

All eligible employees are also allowed to participate in the Company’s 401(k) plan. The Company’s contributions to the plan are based on a specified percentage of each participant’s eligible contribution, decided annually by the Board of Directors, as defined in the plan document. The Company’s contributions of less than $0.1 million were accrued for the six months ended September 30, 2024. The Company’s contributions of less than $0.1 million for the year ended March 31, 2024 were paid during the six months ended September 30, 2024. The Company’s contributions of less than $0.1 million for the year ended March 31, 2023 were paid in May 2023.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

12. Equity

On February 28, 2024 the Company adopted a 2024 Equity Incentive Plan (the “Equity Plan”). The Plan provides for granting of stock options (“Options”), restricted stock units (“RSUs”), and other equity-based awards tied to the value of shares of common stock to key personnel, including directors, officers, employees, consultants, and advisors of the Company and its subsidiaries. The Plan provides for the grant of options (which may include “incentive stock options” (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”)), stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), and other stock-based awards. As of September 30, 2024, 40,000,000 shares are authorized for issuance, 298,000 stock options have been awarded, and 39,702,000 shares remain available for issuance under the Equity Plan.

The following table summarizes the Company’s employee and non-employee Option activity under the Equity Plan for the following periods:

	Number of shares	Weighted average exercise price	Weighted average remaining term (years)	Aggregate intrinsic value (in thousands)
Outstanding as of March 31, 2024	—	$—	—	$—
Options granted	100,000	0.88	4.8	—
Outstanding as of June 30, 2024	100,000	0.88	4.8	—
Options granted	198,000	0.88	3.7	—
Outstanding as of September 30, 2024	298,000	$0.88	3.8	$—
Vested and exercisable as of September 30, 2024	—	$—	—	$—

During the three and six months ended September 30, 2024, the Company issued 198,000 and 298,000 common stock options, respectively, with an aggregate grant date fair value of $0.1 million, as determined utilizing the Black Scholes model, to employees and a nonemployee member of the Board of Directors. The 48,000 stock options awarded to the member of the Board of Directors for continual service will vest on August 14, 2025. The remaining 250,000 stock options awarded to employees will vest on an annual basis over five years from each awards’ respective grant date.

As of September 30, 2024 there was $0.1 million of unrecognized share based compensation expense related to unvested stock options.

On June 30, 2024, the Company issued 25,000 common shares valued at less than $0.1 million to a consultant. On September 30, 2024, the Company issued an additional 8,329 shares valued at less than $0.1 million to the same consultant. As these common shares were fully vested upon the date of grant, the fair value was expensed in the respective period of the grant date.

During the six months ended September 30, 2024 the Company made a distribution of $0.7 million to certain related party shareholders and one director shareholder for taxes due as a result of the Company converting from an S corporation to a C corporation, of which $0.3 million was paid in cash and the remaining $0.4 million is recorded in accrued expenses on the balance sheet.

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

The following table provides the activity for all warrants for six months ended September 30, 2024:

	Total Warrants	Weighted Average Remaining Term	Weighted Average Exercise Price
Outstanding as of March 31, 2024	217,184	9.2	$0.20
Outstanding as of September 30, 2024	217,184	8.7	$0.20

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

14. Commitments and Contingencies

Legal Proceedings

Zircon is engaged in procedures to protect its proprietary rights and has filed complaints with the Federal Trade Commission and the Customs and Border Patrol.

Zircon Corporation v. Stanley Black & Decker, Inc.

A stay, placed on Zircon’s patent infringement suit filed against Stanley Black & Decker, Inc. (“SBD”) in the Federal District Court in the Northern District of California in December 2019, was released on May 8, 2024 following disposition of the International Trade Commission (“ITC”) matter between the parties filed by Zircon. The parties met and conferred and participated in a Court supervised mediation on September 18, 2024 that resulted in a Settlement Agreement entered into on October 15, 2024. Pursuant to the Settlement Agreement, Zircon and Stanley provided releases to one another and their respective subsidiaries and affiliates and Stanley received a fully paid patent license under certain Zircon patents in exchange for payment to Zircon of $0.8 million and dismissal with prejudice of the subject litigation. The payment has been made and dismissal filed. The matter is closed.

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

Leases

The Company’s corporate headquarters in Campbell, California are leased from the trust of one of the former shareholders of Corporation for approximately $0.2 million per month under a lease expiring in December 2027. The lease requires the Company to pay utilities, maintenance and real estate taxes. Rent expense was less than $0.1 million for both the three months ended September 30, 2024, and 2023, respectively.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

The Company leases office equipment through a lease that expires in June 2026 and requires monthly lease payments of less than $0.1 million for a period of five years. The total lease expense for the three and six months ended September 30, 2024 amounted to less than $0.1 million in each respective period. The total lease expense for the three and six months ended September 30, 2023 amounted to less than $0.1 million in each respective period.

The Company had leased a vehicle that expired on July 2024 and required monthly lease payments of less than $0.1 million for a period of three years. In July of 2024 the Company leased a new vehicle under the same terms, that expires in June 2027 with required monthly lease payments of less than $0.1 million for a period of three years.. The total lease expense for the three and six months ended September 30, 2024 amounted to less than $0.1 million in each respective period and the three and six months ended September 30, 2023 amounted to less than $0.1 million in each respective period.

As of September 30, 2024, the Company had an operating lease right-of-use asset of $0.7 million.

The components of lease expense, which include short-term and variable lease expense and are included in selling, general and administrative expense, are as follows:

(In thousands)	September 30, 2024	September 30, 2023
	(Unaudited)
Components of lease cost:
Operating lease expense	$53	$104
Short-term lease cost	—
Total lease cost	$53	$104

The following table provides the weighted average lease term and weighted average discount rate as of September 30, 2024 and 2023, respectively:

	September 30, 2024	September 30, 2023
	(Unaudited)
Weighted average remaining lease term (in years)	3.65	4.17
Weighted average discount rate	7.00%	7.00%

Future minimum lease payment under non-cancellable lease as of September 30, 2024 are as follows:

Maturities of lease liabilities (In thousands)	Operating Leases
Year ending March 31,
Remainder of fiscal 2025	$212
2026	219
2027	169
2028	103
2029 and thereafter	—
Total Minimum Lease Payments	703
Less effects of discounting	(17)
Present value of future minimum lease liabilities	686
Less current portion of operating lease liability	(205)
Operating lease liability, net of current portion	$481

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

The Company leases from the Stauss Family Administrative Trust a 14,000 square foot facility owned by the Trust.

The Company has notes payable to the Stauss Family Administrative Trust to repay loans made to the Company. As of March 31, 2024, principal balance of $0.7 million is due and payable in December 2025. Interest accrued at 5.5% per annum is paid quarterly and included in accrued expenses. The note is subordinated to the line of credit note payable to the bank and no payment is to be made on the note without prior approval from the bank. In the second quarter of 2023, a portion of the note payable to Stauss Family Administrative Trust was settled as a non-cash transaction against the note receivable from one stockholder for $0.2 million. For the three and six months ended September 30, 2024, the interest expense on notes payable to the Stauss Family Administrative Trust totaled less than $0.1 million, respectively.

For the three and six months ended September 30, 2023, the interest expense on notes payable to the Stauss Family Administrative Trust totaled less than $0.1 million, respectively.

On March 31, 2024 the Stauss Family Administrative Trust and the Company agreed to extend the maturity date of the Notes Payable to the trust to December 31, 2025.

16. Subsequent events

On October 7, 2024 Mr. Brian Wong was added to the Company’s Board of Directors

On October 11, 2024 the Company disbursed approximately $0.4 million to shareholders.

On October 15, 2024 the Company. entered into a Settlement Agreement (the “Settlement Agreement”) with SBD, pursuant to which, among other things, the parties entered into a in full settlement of all pending claims brought by the Company against SBD and each party agreed to release and discharge all claims against the other, including any claims that were or could have been asserted in the litigation.

The Settlement Agreement provides that Zircon shall grant SBD and its affiliates a worldwide, non-exclusive, fully paid-up, irrevocable license under the Licensed Patents (as defined in the Settlement Agreement) for the term thereof to make, use, sell, offer for sale, have made and/or import the Licensed Activities and Products (as defined in the Settlement Agreement) in consideration for a one-time payment of $800,000, which shall be paid within 60 days of the Effective Date (the “Settlement Payment”) and substantial compliance with the Settlement Agreement by SBD.

On October 18, 2024 Ms. Linda Graebner was added to the Company’s Board of Directors

On October 21, 2024 SBD made the Settlement Payment to the Company.

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

RESULTS OF OPERATIONS

During the six months ended September 30, 2024, and at March 31, 2024, Zircon’s selected financial information is the following (in thousands):

Financial Position Analysis

The information presented below as of September 30, 2024 as compared to March 31, 2024 for ZRCN Inc (in thousands):

	September 30, 2024
In thousands	(Unaudited)	March 31, 2024
Assets	$27,785	$27,615
Liabilities	$19,585	$18,688
Equity	$8,200	$8,927

Assets

Total assets on September 30, 2024 were $27.8 million compared to $27.6 million on March 31, 2024, which was a increase of approximately $0.2 million. This increase was driven primarily by increases in accounts receivable of $0.6 million, deferred financing costs of $0.3, and deferred tax assets of $0.2 million offset by a decrease in inventories of $0.9 million.

Liabilities

Total liabilities on September 30, 2024 were $19.6 million compared to $18.7 million on March 31, 2024, which was an increase of approximately $0.9 million. This increase was driven primarily by an increase in our line of credit of $1.3 million, offset by a decrease in accounts payable and accrued expenses of $0.3 million and a decrease in notes payable of $75,000.

Equity

Total equity on September 30, 2024 was $8.2 million compared to $8.9 million on March 31, 2024, which was a decrease of approximately $0.7 million. This decrease was driven primarily by a net loss of $0.1 million, a cash distribution to shareholders of $0.2 million and an accrued distribution to shareholders of $0.4 million.

Operating Results Analysis

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Net Sales	$9,362	$9,262	$15,173	$15,829
Cost of goods sold	5,356	4,872	8,816	8,495
Gross Profit	4,006	4,390	6,357	7,334
Gross Margin	42.8%	47.4%	41.9%	46.3%

Operating Expenses
General & administrative	2,025	1,721	3,486	3,390
Marketing & selling	1,105	1,035	2,008	2,175
Research and development	432	503	857	988
Total Operating Expenses	3,562	3,259	6,351	6,553
Operating Income (Loss)	444	1,131	6	781

Other Expenses
Interest expense	203	176	426	333
Other loss	9	10	16	19
(Income) loss on foreign currency translation	(62)	(42)	(165)	7
Total other expenses	150	144	277	359

Income (Loss) before income taxes	294	987	(271)	422
Benefit from (Provision for) income taxes	175	(133)	154	(33)
Net income (loss)	$469	$854	$(117)	$389

Less: Net loss attributable to non-controlling interests	(176)	(13)	(98)	(96)
Net income (loss) attributable to ZRCN Inc. common stockholders	$645	$867	$(19)	$485

Sales revenue and gross margin

Revenue for the three months ended September 30, 2024 was $9.4 million compared to $9.3 million for the three months ended September 30, 2023 which was a increase of $0.1 million, or 1%. This increase was driven primarily by increased sales in Canada, Europe and Japan. Gross profit for the three months ended September 30, 2024 was $4.0 million, or 43% compared to $4.4 million, or 47%, during the three months ended September 30, 2023, which was a decrease of $0.4 million, or 9% and 4%, respectively. The decrease in gross profit was driven by reduced unit volumes and an unfavorable product mix and the decrease in gross margin was driven by an unfavorable product mix, reduced volumes and stable manufacturing expenses.

Revenue for the six months ended September 30, 2024 was $15.2 million compared to $15.8 million for the six months ended September 30, 2023 which was a decrease of $0.6 million, or 4%. This decrease was driven primarily by decreased sales in the United States. Gross profit for the six months ended September 30, 2024 was $6.4 million, or 42% compared to $7.3 million, or 46%, during the six months ended September 30, 2023, which was a decrease of $0.9 million, or 13% and 4%, respectively. The decrease in gross profit was driven by reduced unit volumes and the decrease in gross margin was driven by an unfavorable produce mix, reduced volumes and stable manufacturing expenses across production volumes.

Research and development

Research and development expenses for the three months ended September 30, 2024 were $0.4 million compared to $0.5 million for the three months ended September 30, 2023. This decrease of $71,000, or 14%, was driven primarily by reduced payroll expenses.

Research and development expenses for the six months ended September 30, 2024 were $0.9 million compared to $1.0 million for the six months ended September 30, 2023. This decrease of $0.1 million, or 13%, was driven primarily by reduced payroll expenses.

General and Administrative expenses

General and administrative expenses for the three months ended September 30, 2024 were $2.0 million compared to $1.7 million for the three months ended September 30, 2023 which was an increase of $0.3 million, or 18%. This increase was driven primarily by increased payroll, bank fees, and legal expenses.

General and administrative expenses for the six months ended September 30, 2024 were $3.5 million compared to $3.4 million for the six months ended September 30, 2023 which was an increase of $0.1 million, or 3%. This increase was driven primarily by increased bank fees and payroll expenses.

Marketing and Selling expenses.

Marketing and selling expenses for the three months ended September 30, 2024 were $1.1 million compared to $1.0 million for the three months ended September 30, 2023 which was a increase of $70,000, or 7%. This increase was driven primarily by an increase in sales payroll expenses.

Marketing and selling expenses for the six months ended September 30, 2024 were $2.0 million compared to $2.2 million for the six months ended September 30, 2023 which was a decrease of $0.2 million, or 8%. This decrease was driven primarily by a reduction in the consulting, advertising, sales commissions, and payroll expenses.

Stock based compensation.

During the three months ended September 30, 2024 the company recorded stock compensation expense of approximately $9,000. During the three months ended September 30, 2023, Zircon did not record any stock-based compensation.

During the six months ended September 30, 2024 the Company recorded stock based compensation expense of approximately $9,000. During the six months ended September 30, 2023, Zircon did not record any stock-based compensation.

Warrants with a fair value of $0.3 million were issued during the year ended March 31, 2024.

Other expenses

Other expenses for the three months ended September 30, 2024 were approximately $0.1 million compared to $0.1 million for the three months ended September 30, 2023 which was an increase of approximately $6,000, or 4%. This increase was driven primarily by an increase in interest expense of $27,000 and a decrease in foreign exchange losses of $20,000.

Other expenses for the six months ended September 30, 2024 were approximately $0.3 million compared to $0.4 million for the six months ended September 30, 2023 which was a decrease of approximately $82,000, or 23%. This decrease was driven primarily by an increase in interest expense of $93,000 and a decrease in foreign exchange losses of $0.2 million

Zircon has notes payable to the Stauss Family Administrative Trust to repay loans made to Zircon. The principal balance of $0.7 million is due and payable in December 2025. Interest accrued at 5.5% per annum is paid quarterly and included in accrued expenses. The note is subordinated to the line of credit payable to the bank and no payment is to be made on the note without prior approval from the bank. On March 31, 2024 the Stauss Family Administrative Trust and the Company agreed to extend the maturity date of the Notes Payable to the trust to December 31, 2025.

Interest expense on these notes for the three months ended September 30, 2024 and 2023, respectively, was approximately $18,000 and $13,000 respectively. Interest expense on these notes for the six months ended September 30, 2024 and 2023, respectively, was approximately $28,000 and $25,000, respectively.

Benefit from/Provision for income taxes

The benefit from income taxes for the three months ended September 30, 2024 was approximately $0.2 million compared to a provision for income taxes of approximately $0.1 million for the three months ended September 30, 2023 which was a favorable change of approximately $0.3 million. This favorable change was driven by a change in our deferred tax asset position.

The benefit from income taxes for the six months ended September 30, 2024 was approximately $0.2 million compared to a provision for income taxes of approximately $33,000 for the six months ended September 30, 2023 which was a favorable change of approximately $0.2 million. This favorable change was driven by a change in our deferred tax asset position.

Other comprehensive income (loss)

Comprehensive income (loss) for all periods presented is comprised primarily of net income (loss) and foreign currency translation adjustments. The change in foreign currency translation adjustment was a loss of approximately $0.1 million for both the three and six months ended September 30, 2024 and 2023.

Cash Flow Analysis

	For the Six Months Ended September 30,
In thousands	2024	2023
Operating activities	$(516)	$(125)
Investing activities	(686)	(875)
Financing activities	972	1,212
Effect of exchange rate changes	151	2
Net increase (decrease) in cash	$(79)	$214

Operating activities

During the six months ended September 30, 2024, net cash used by operating activities was $0.5 million. This decrease was due to a net loss of $0.3 million offset by non-cash expenses for depreciation, amortization, and inventory obsolescence impairment of $1.1 million, common stock issued for advisory services of $69.000, a decrease in inventories of $0.4 million, and an increase in accrued expenses of $0.7 million, offset by an increase in accounts receivable of $0.7 million, an increase in prepaids of $0.2 million, a decrease in accounts payable of $1.1 million, an increase in deferred expenses of $0.3 million, an increase in federal tax deposits of $66,000, a decrease in operating lease liabilities of $54,000, and a provision for bad debt and foreign currency losses of $47,000.

During the six months ended September 30, 2023, net cash used by operating activities was $0.1 million. This decrease was due to net income of $0.4 million in addition to non-cash expenses for depreciation and amortization, inventory obsolescence impairment, and provisions for bad debt and currency losses of $0.4 million, a decrease in prepaids of $0.1 million, an increase in accounts payable and accrued expenses of $2.8 million, offset by an increase in accounts receivable of $2.2 million, an increase in inventory of $1.4 million, an increase in the federal tax deposit of $78,000, and a decrease in operating lease liabilities of $86,000.

Investing Activities

During the six months ended September 30, 2024, net cash used in investing activities was $0.7 million. This decrease was due to purchases of property and equipment of $0.7 million.

During the six months ended September 30, 2023, net cash used in investing activities was $0.9 million. This decrease was due to the impact of the Harmony merger, net of cash acquired of $0.5 million and purchases of property and equipment of $0.4 million.

Financing Activities

During the six months ended September 30, 2024, net cash provided by financing activities was $1.0 million. This increase was due to borrowings on lines of credit of $10.6 million offset by repayments of $9.3 million, shareholder distributions of $0.2 million and repayment of debt assumed as part of the Harmony merger of $75,000.

During the six months ended September 30, 2023, net cash provided by financing activities was $1.2 million. This increase was due to net borrowings under the Company’s line of credit of $1.7 million offset by repayments of debt assumed as part of the Harmony merger of $0.3 million, and repayment of notes payable of $0.2 million.

Liquidity, Capital Resources and Sources of Financing

As of September 30, 2024 the Company had a cash balance of $0.4 million and working capital of $14.2 million. Working capital as of March 31, 2024 was $14.1 million. The increase of $0.1 million was driven primarily by an increase in accounts receivable of $0.6, an increase in prepaids of $0.1 million and a decrease in accounts payable and accrued expenses of $0.3 million offset by a decrease in inventories of $0.9 million. To date the Company has been financed primarily through retained earnings, loans and credit lines secured by accounts receivable, inventory and fixed assets. The Company believes that it has sufficient liquidity and access to loans and credit lines to fund its operations and working capital requirements for the next 12 months.

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

The Credit Agreement requires the Company to comply with maximum total net leverage and minimum fixed charge coverage ratios. As of September 30, 2024 the Company had a liability of approximately $9.3 million outstanding under the Credit Agreement and was compliant with the maximum total net leverage and but not the fixed charge coverage ratio. The Company is working with the lender to get a waiver regarding the fixed charge coverage ratio.

Information on Outstanding Securities

The following table sets out the number of common shares and warrants outstanding as of the date hereof:

Information on Outstanding Securities as of September 30, 2024
Common shares issued and outstanding	10,050,265
Potential issuance of common shares
Warrants	217,184
Stock options	298,000
Fully diluted shares	10,565,449

As of November 14, 2024 the Company had 10,050,265 common shares outstanding.

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

The Company leases from the Stauss Family Administrative Trust a 14,000 square foot facility owned by the Trust.

The Company has notes payable to the Stauss Family Administrative Trust to repay loans made to the Company. As of March 31, 2024, principal balance of $0.7 million is due and payable in December 2025. Interest accrued at 5.5% per annum is paid quarterly and included in accrued expenses. The note is subordinated to the line of credit note payable to the bank and no payment is to be made on the note without prior approval from the bank. In the second quarter of 2023, a portion of the note payable to Stauss Family Administrative Trust was settled as a non-cash transaction against the note receivable from one stockholder for $0.2 million. For the three and six months ended September 30, 2024, the interest expense on notes payable to the Stauss Family Administrative Trust totaled less than $0.1 million, respectively.

For the three and six months ended September 30, 2023, the interest expense on notes payable to the Stauss Family Administrative Trust totaled less than $0.1 million, respectively.

On March 31, 2024 the Stauss Family Administrative Trust and the Company agreed to extend the maturity date of the Notes Payable to the trust to December 31, 2025.

During the three months ended June 30, 2024, the Company made a distribution of $0.7 million to certain related party shareholders and one director shareholder for taxes due resulting from the Company converting from an S corporation to a C corporation. $0.3 million of this distribution was in cash and the remaining $0.4 million is recorded in accrued expenses on the balance sheet. During October 2024 the Company made a cash distribution of approximately $0.4 million to settle the remaining liability.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal accounting and financial officer has concluded that as of September 30, 2024, our disclosure controls and procedures were not effective as of such date as a result of material weaknesses in our internal control over financial reporting due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping. Under the direction of our principal executive officer and principal financial and accounting officer, we continue to develop a plan to remediate the material weaknesses.

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

As of September 30, 2024, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of September 30, 2024, our internal control over financial reporting had material weaknesses that lack adequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping and we are implementing plans to improve such internal control.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Zircon Corporation v. Stanley Black & Decker, Inc et al.

A stay, placed on Zircon’s patent infringement suit filed against Stanley Black & Decker, Inc. in the Federal District Court in the Northern District of California in December 2019, was released on May 8, 2024 following disposition of the International Trade Commission (“ITC”) matter between the parties filed by Zircon. The parties met and conferred and participated in a Court supervised mediation on September 18, 2024 that resulted in a Settlement Agreement entered into on October 15, 2024. Pursuant to the Settlement Agreement, Zircon and Stanley provided releases to one another and their respective subsidiaries and affiliates and Stanley received a fully paid patent license under certain Zircon patents in exchange for payment to Zircon of $0.8 million and dismissal with prejudice of the subject litigation. The payment has been made and dismissal filed. The matter is closed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not made any sales of unregistered securities of our common stock during the period from April 1, 2024, through September 30, 2024.

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

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation, dated June 19, 2018 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed by the Company on December 27, 2021)
3.2	Certificate of Amendment to Certificate of Incorporation, dated August 28, 2020 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed by the Company on December 27, 2021)
3.3	Certificate of Amendment to Certificate of Incorporation, dated July 9, 2021 (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form 10 filed by the Company on December 27, 2021)
3.4	Certificate of Amendment to Certificate of Incorporation, dated June 17, 2022 (incorporated by reference to Exhibit 3.5 to the Current Report on 8-K filed by the Company on June 21, 2022)
3.5	Certificate of Amendment to Certificate of Incorporation, dated June 17, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on 8-K filed by the Company on June 27, 2023)
3.6	Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form 10 filed by the Company on December 27, 2021)
4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act
10.1	Union Bank Loan Agreement (incorporated by reference to Exhibit 1 to the Current Report on Form 8-K/A filed by the Company on August 22, 2023)
10.2+	ZRCN Inc. 2024 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 4.7 to the Registration Statement filed on Form S-8 filed by the Company on March 6, 2024)
10.3+	Form of Stock Option Agreement under the Plan (Incorporated by reference to Exhibit 4.8 to the Registration Statement filed on Form S-8 filed by the Company on March 6, 2024)
10.4†	Revolving Credit, Security And Guaranty Agreement, dated as of May 31, 2024, by and among Zircon Corporation, Zrcn Inczircon De Mexico, S.A. DE C.V.,, Zircon Corporation Limited, And FGI Worldwide LLC, As Agent For Lenders
10.5	Board of Director Agreement between ZRCN, Inc. and Linda S. Graebner dated October 18, 2024
21.1	List of Subsidiaries
24	Power of Attorney (included on signature page hereto).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZRCN INC.

Date: November 19, 2024	By:	/s/ John Stauss
	Name:	John Stauss
	Title:	Chairman and Chief Executive Officer

Date: November 19, 2024		/s/ Jeff Parsons
	Name:	Jeff Parsons
	Title:	Chief Financial Officer

