Form 10-Q
period 2024-12-31
ZRCN Inc.
filed 2025-02-14
CIK 1901297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of February 14, 2025, 10,075,264 shares of common stock were issued and outstanding.

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

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

ZRCN Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2024	March 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$1,870	$502
Accounts receivable, net of provision for credit losses of $133 and $14, respectively	6,922	8,644
Inventory, net	12,887	14,057
Prepaid expenses and other assets	420	335
Total current assets	22,099	23,538

Property and equipment, net	1,740	1,803
Deferred tax asset	499	499
Operating lease right-of-use assets	610	751
Federal tax deposit	279	213
Intangible assets, net	715	792
Deposits	19	19
Deferred financing costs	263	—
Total assets	$26,224	$27,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	5,755	7,050
Accrued expenses	1,941	2,130
Operating lease liability, current	209	195
Notes payable, current portion	—	75
Notes payable to Stauss Family Administrative Trust, current portion	667	—
Total current liabilities	8,572	9,450

Line of credit	8,964	8,026
Notes payable to Stauss Family Administrative Trust, net of current portion	—	667
Operating lease liability, net of current portion	427	545
Total liabilities	17,963	18,688

Commitments and Contingencies (Note 14)

Stockholders’ equity:
Common stock; at $0.0001 par value, 200,000,000 shares authorized, 10,075,264 and 10,016,936 shares issued and outstanding as of December 31, 2024 and March 31, 2024, respectively	1	1
Additional paid-in capital	89	—
Accumulated other comprehensive loss	(214)	(187)
Retained earnings	6,793	7,421
Total equity attributable to ZRCN Inc. stockholders	6,669	7,235
Non-controlling interests in variable interest entities	1,592	1,692
Total stockholders’ equity	8,261	8,927
Total liabilities and stockholders’ equity	$26,224	$27,615

ZRCN Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
Net sales	$7,236	$7,539	$22,409	$23,368
Cost of sales	4,208	4,485	13,024	12,980
Gross profit	3,028	3,054	9,385	10,388

Operating expenses:
General and administrative	1,715	1,510	5,201	4,899
Marketing and selling	1,332	1,176	3,340	3,351
Research and development	391	465	1,248	1,453
Total operating expenses	3,438	3,151	9,789	9,703
(Loss) income from operations	(410)	(97)	(404)	685

Other income (expenses):
Other income	800	—	800	—
Interest expense	(204)	(229)	(630)	(562)
Other expenses	(7)	(11)	(23)	(30)
(Gain) loss on foreign currency transactions	19	(52)	184	(59)
Total other income (expenses)	608	(292)	331	(651)

Income (loss) before income taxes	198	(389)	(73)	34
(Provision for) benefit from income taxes	(150)	(23)	4	(56)
Net income (loss)	$48	$(412)	$(69)	$(22)
Less: Net (loss) income attributable to non-controlling interests	(2)	67	(100)	(28)
Net income (loss) attributable to ZRCN Inc. common stockholders	$50	$(479)	$31	$6

Net income (loss)	$48	$(412)	$(69)	$(22)
(Loss) gain on change in foreign currency translation adjustment	(19)	(11)	(27)	89
Comprehensive (loss) gain	29	(423)	(96)	67
Net (loss) income attributable to non-controlling interests	(2)	67	(100)	(28)
Other comprehensive income (loss) attributable to non-controlling interest	(19)	(11)	(27)	89
Comprehensive income (loss) attributable to ZRCN common stockholders	$50	$(479)	$31	$6

Net income (loss) per share attributable to ZRCN Inc.:
Basic	$0.00	$(0.05)	$0.00	$0.00
Diluted	0.00	$(0.05)	$0.00	$0.00

Weighted average common shares outstanding:
Basic	10,050,265	9,948,272	10,006,385	9,475,858
Diluted	10,682,275	9,948,272	10,519,547	9,514,468

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZRCN Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Retained	Total Equity Attributable	Non- controlling	Total Stockholders’
	Shares	Amount	Loss	Capital	Earnings	to ZRCN	Interests	Equity
Balance - March 31, 2024	10,016,936	$1	$(187)	$—	$7,421	$7,235	$1,692	$8,927
Stockholder distributions	—	—	—	—	(659)	(659)	—	(659)
Gain on change in foreign currency translation adjustment	—	—	117	—	—	117	—	117
Common stock issued for advisory services	25,000	—	—	40	—	40	—	40
Net (loss) income	—	—	—	—	(664)	(664)	78	(586)
Balance - June 30, 2024	10,041,936	$1	$(70)	$40	$6,098	$6,069	$1,770	$7,839
Loss on change in foreign currency translation adjustment	—	—	(125)	—	—	(125)	—	(125)
Common stock issued for advisory services	8,329	—	—	7	—	7	—	7
Share based compensation	—	—	—	10		10	—	10
Net income (loss)	—	—	—	—	645	645	(176)	469
Balance - September 30, 2024	10,050,265	$1	$(195)	$57	$6,743	$6,606	$1,594	$8,200
Loss on change in foreign currency translation adjustment	—	—	(19)	—	—	(19)	—	(19)
Common stock issued for advisory services	24,999	—	—	18	—	18	—	18
Share based compensation	—	—	—	14	—	14	—	14
Net income (loss)	—	—	—	—	50	50	(2)	48
Balance - December 31, 2024	10,075,264	$1	$(214)	$89	$6,793	6,669	$1,592	$8,261

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZRCN Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Note Receivable from	Retained	Total Equity Attributable	Non- controlling	Total Stockholders’
	Shares	Amount	Income (Loss)	Stockholder	Earnings	to ZRCN	Interests	Equity
Balance - March 31, 2023	500,000	$—	$16	$(240)	$8,630	$8,406	$1,422	$9,828
Merger with Harmony	9,448,272	1	—	—	(1,099)	(1,098)	—	(1,098)
Change in foreign currency translation adjustment	—	—	117	—	—	117	—	117
Net loss	—	—		—	(383)	(383)	(83)	(466)
Balance - June 30, 2023	9,948,272	$1	$133	$(240)	$7,148	$7,042	$1,339	$8,381
Change in foreign currency translation adjustment	—	—	(16)	—	—	(16)	—	(16)
Repayment of Note Receivable from Stockholder	—	—	—	240	—	240	—	240
Net income (loss)	—	—	—	—	867	867	(13)	854
Balance - September 30, 2023	9,948,272	$1	$117	$—	$8,015	$8,133	$1,326	$9,459
Change in foreign currency translation adjustment	—	—	(11)	—	—	(11)	—	(11)
Net income (loss)	—	—	—	—	(479)	(479)	67	(412)
Balance - December 31, 2023	9,948,272	$1	$106	$—	$7,536	$7,643	$1,393	$9,036

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZRCN Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(69)	$(22)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	701	411
Amortization of intangible assets	79	62
Amortization of right-of-use assets	173	157
Increased reserves for obsolete inventory	130	—
Provision for credit losses	119	3
Amortization of financing costs	63	—
Share based compensation expense	24	—
Common stock issued for advisory services	65	—
(Gain) loss on foreign currency transactions	(184)	59
Deferred tax asset	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,593	393
Inventory	1,040	(727)
Prepaid expenses and other assets	(102)	174
Federal tax deposit	(66)	(36)
Deferred financing costs	(326)	—
Accounts payable	(1,441)	961
Accrued expenses	(37)	(38)
Operating lease liabilities	(136)	(167)
Net cash provided by operating activities	1,626	1,230

CASH FLOWS FROM INVESTING ACTIVITIES
Effect of Harmony Merger, net of cash acquired	—	(519)
Investment in intangible assets	(3)	(68)
Purchase of property and equipment	(705)	(628)
Net cash used in investing activities	(708)	(1,215)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	—	(268)
Repayment of debt assumed in Harmony Merger	(75)	(317)
Borrowing on line of credit	19,535	10,913
Repayment on line of credit	(18,597)	(8,756)
Stockholder distributions	(659)	—
Net cash provided by financing activities	204	1,572

Effect of exchange rate fluctuations on cash	246	4

Net increase in cash	1,368	1,591
Cash at beginning of period	502	29
Cash at end of period	$1,870	$1,620

Supplemental disclosure of cash flow information:
Cash paid for interest	$141	$540
Cash paid for taxes	$—	$149

Noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liability	$(32)	$—
Common stock issued in connection with Harmony merger	$—	$19
Fair value of Advisor Warrants issued to effectuate Harmony Merger	$—	$302
Assets acquired in Harmony Merger	$—	$1
Liabilities assumed in Harmony Merger	$—	$(579)
Noncash settlement of Stauss note payable for settlement of note receivable from	$—	$240

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

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

2. Liquidity

As of December 31, 2024, the Company had $1.9 million in cash and working capital of $13.5 million. To date, ZRCN has been financed primarily through retained earnings, secured loans and a revolving line of credit. The Company’s line of credit was scheduled to expire on July 31, 2024 but on May 31, 2024, the Company entered into a revolving credit agreement with a new lender that matures on May 31, 2027 (Note 10). The line of credit is secured by accounts receivable, inventory and fixed assets. The Company believes that it has sufficient liquidity to fund its operations and operating capital needs for the next 12 months as well as meet its obligations as they become due in 2025.

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

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

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

Cash

The carrying value of cash approximates fair value due to the short-term nature of the instruments. From time to time, the Company may be in the position of a “book overdraft” in which outstanding checks exceed cash. The Company classifies book overdrafts in accounts payable within its unaudited consolidated balance sheets, and classifies the change in accounts payable associated with book overdrafts as an operating activity within the unaudited consolidated statement of cash flows. As of December 31, 2024, the book overdraft included within accounts payable was $0.1 million. As of March 31, 2024, the book overdraft included within accounts payable was $0.4 million.

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

Accounts receivable consisted of the following:

	December 31, 2024	March 31, 2024
(In thousands)	(Unaudited)	(Audited)
Accounts receivable	$7,055	$8,658
Less provision for credit losses	(133)	(14)
Accounts receivable, net	$6,922	$8,644

Activity related to the Company’s provision for credit losses was as follows:

	December 31, 2024	March 31, 2024
(In thousands)	(Unaudited)	(Audited)
Balance, beginning of period	$14	$10
Credit loss provision	119	4
Balance, end of period	$133	$14

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

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

Provisions for customer volume rebates, product returns, discounts and allowances are variable consideration and are recorded as a reduction of revenue in the same period the related sales are recorded. Such provisions are calculated using historical averages adjusted for any expected changes due to current business conditions. Consideration given to customers for cooperative advertising is recognized as a reduction of revenue except to the extent that there is a distinct good or service and evidence of the fair value of the advertising, in which case the expense is classified as marketing and selling expense. Advertising expenses included within marketing and selling expenses were $0.1 million and $0.2 million for the three and nine months ended December 31, 2024. Advertising expenses included within marketing and selling expenses were less than $0.1 million for the three and nine months ended December 31, 2023, respectively. Sales tax for the sale of products is applied to the invoice and recorded as an accrued liability.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

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

Concentration of Business and Credit Risk

As of December 31, 2024, the Company maintained deposits in a single bank that exceeded the federal insured deposit limit of the Federal Deposit Insurance Corporation (FDIC).

During the three months ended December 31, 2024 and 2023 the Company generated approximately 62% and 59% of its total revenue from three customers, respectively. During the nine months ended December 31, 2024 and 2023 the Company generated approximately 62% and 62% of its total revenue from two customers, respectively.

As of December 31, 2024 and March 31, 2024, 76% and 77% of its total accounts receivable, respectively, were from three customers.

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

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company believes the carrying amounts of its cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, and other current liabilities approximated their fair values as of December 31, 2024 and March 31, 2024 due to their short-term nature. Management measures intangible assets at fair value on a non-recurring basis using internally developed assumptions about the market as there is no market activity available. All carrying amounts of other applicable assets and liabilities on the Company’s balance sheet approximate fair value. For long-term debt, the estimated fair value approximates its carrying value, as the interest rate is in line with the market interest rates for this type of debt.

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

Net Income (Loss) Per Share

Basic net income (loss) per share of common stock is computed by dividing net income or loss attributable to ZRCN by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share excludes, when applicable, the potential impact of stock options, warrant shares, and other dilutive instruments because their effect would be anti-dilutive. Diluted net income per share, when applicable, includes the stock options and warrant shares because their effect would be dilutive. The dilutive securities outstanding are as follows:

	December 31, 2024	March 31, 2024
Stock options	419,000	—
Warrants	217,184	217,184

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

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of stockholders’ equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be liability classified and recorded at their initial fair value on the date of issuance and remeasured at fair value and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the private placement warrants was estimated using a Black Scholes valuation approach with assumptions relevant on the date of issuance and the fair value of the advisor warrants issued in connection with the Merger was estimated using the intrinsic value method (see note 13).

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

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

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

In November 2024, the FASB issued ASU 2024-03, the intent of which is to improve financial reporting and respond to investor input by requiring public business entities to disclose additional information about certain expenses in the notes to financial statements in interim and annual reporting periods. Among other provisions, the new standard requires disclosure of disaggregated amounts for expenses such as employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement. Public business entities are required to include certain amounts that are already required to be disclosed under GAAP in the same disclosure as the other disaggregation requirements as well as a qualitative description of any amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The new standard also requires disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. An entity is not precluded from providing additional voluntary disclosures that may provide investors with additional decision-useful information.

The amendments in the new standard are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments in the new standard should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. Management is evaluating the new standard and has not yet determined when, or the method by which, the Company will adopt its amendments.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

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

Debt Settlement Agreement

In connection with the Merger, the Company entered into debt settlement agreements (the “Debt Settlement Agreements”) with certain third-party creditors of the Company under which the Company agreed to make certain payments over the 12 months following the Merger to the creditors in satisfaction of an aggregate of $0.4 million which was owed to them. As of December 31, 2024, the Company has repaid $0.4 million to the creditors and there was no remaining balance.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

5. Revenue

Disaggregation of Revenue from Contracts with Customers

Revenue disaggregated according to the timing of transfer of goods or services (e.g., at a point in time) for the three and nine months ended December 31, 2024 and 2023, respectively, were as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
(In thousands)	2024	2023	2024	2023
Revenue generated per major product line	(Unaudited)		(Unaudited)
Stud sensor edge	$3,368	$4,183	$12,844	$13,873
Multifunctional scanners	345	1,236	2,708	3,489
Stud sensor center	2,886	1,474	4,582	3,921
Target control products	342	433	1,288	1,211
Other	295	213	987	874
Total Revenue	$7,236	$7,539	$22,409	$23,368

Revenue disaggregated according to the geographical location of customers for the three and nine months ended December 31, 2024 and 2023, respectively, were as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
(In thousands)	2024	2023	2024	2023
Revenue by geographic location of customers	(Unaudited)		(Unaudited)
United States	$6,262	$6,456	$19,781	$20,682
Canada	420	611	1,243	1,395
Japan	348	244	347	673
Europe	105	113	804	233
Others	101	115	234	385
Total Revenue	$7,236	$7,539	$22,409	$23,368

6. Inventory

Inventory consisted of the following:

	December 31, 2024	March 31, 2024
(In thousands)	(Unaudited)	(Audited)
Finished goods, net	$7,803	$6,930
Raw materials, net	3,728	4,909
Work in process, net	1,356	2,218
	$12,887	$14,057

Allowance for slow moving and obsolete inventory was estimated at $0.6 million and $0.4 million as of December 31, 2024 and March 31, 2024, respectively.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

7. Property and Equipment

Property and equipment consisted of the following:

	December 31, 2024	March 31, 2024
(In thousands)	(Unaudited)	(Audited)
Manufacturing equipment	$9,932	$9,315
Computer equipment	2,824	2,774
Leasehold improvements	1,150	1,218
Furniture and office equipment	904	955
Vehicles	272	275
	15,082	14,537
Construction in progress	176	423
	15,258	14,960
Less accumulated depreciation and amortization	(13,518)	(13,157)
	$1,740	$1,803

For the three and nine months ended December 31, 2024, depreciation and amortization expense was $0.5 million and $0.7 million, respectively. For the three and nine months ended December 31, 2023, depreciation and amortization expense was $0.1 million and $0.4 million, respectively.

Construction in progress consists of assets and technologies under development. The Company starts depreciation once the assets are completed and placed in service.

8. Intangible Assets

The Company’s intangible assets consisted of the following:

	December 31, 2024			March 31, 2024
(In thousands)	(Unaudited)			(Audited)
Finite-lived intangible assets (1):	Intangibles, Gross	Accumulated Amortization	Intangibles, Net	Intangibles, Gross	Accumulated Amortization	Intangibles, Net
Patents issued and pending	$2,342	$(1,685)	$657	$2,340	$(1,615)	$725
Exclusivity rights and licenses	168	(110)	58	168	(101)	67
Total finite-lived intangible assets	$2,510	$(1,795)	$715	$2,508	$(1,716)	$792

Finite-lived intangible assets (1):	December 31, 2024 Weighted Average Life
Patents issued and pending	13.3
Exclusivity rights and licenses	5.1

(1)	Finite-lived intangible assets have estimated useful lives of five to twenty years and are being amortized to operating expenses on a straight-line basis.

For the three and nine months ended December 31, 2024, amortization expense was less than $0.1 million and approximately $0.1 million, respectively. For the three and nine months ended December 31, 2023, amortization expense was less than $0.1 million in each respective period.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

Expected future amortization expense of acquired finite-lived intangible assets as of December 31, 2024 is as follows:

For the Years Ending March 31, (In thousands)	Amount
Remainder of fiscal 2025	$25
2026	73
2027	73
2028	72
2029	72
Thereafter	400
$715

9. Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2024	March 31, 2024
(In thousands)	(Unaudited)	(Audited)
Rebates	$380	$538
Accrued taxes	308	361
Sales expense	336	205
Payroll and related	240	334
Advertising allowance	195	134
Vacation	310	389
Professional services	172	94
Interest	—	75
	$1,941	$2,130

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

The Credit Agreement requires the Company to comply with a maximum total net leverage of $15.0 million and a minimum fixed charge coverage ratio of 1.10. As of December 31, 2024, the Company was not in compliance with the fixed charge coverage ratio and is working with the lender to obtain a waiver.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

The Company recognized deferred financing costs of approximately $0.3 million for bank fees which will be amortized over three years and recorded as interest expense. For the three and nine months ended December 31, 2024, the Company recognized approximately $0.1 million as interest expense for the amortization of deferred financing costs. For the three and nine months ended December 31, 2023, the Company recognized $0 as interest expense for the amortization of deferred financing costs. For the three and nine months ended December 31, 2024, interest expense on the line of credit totaled $0.2 million and $0.6 million, respectively. For the three and nine months ended December 31, 2023, interest expense on the line of credit totaled $0.3 million and $0.6 million, respectively.

The outstanding balances of the Credit Agreement as of December 31, 2024 and March 31, 2024, respectively were $8.9 million and $8.0 million, respectively.

Notes payable to Stauss Family Administrative Trust

The Company has notes payable to the Stauss Family Administrative Trust to repay loans made to the Company. As of December 31, 2024, the principal balance of approximately $0.7 million is due and payable in December 2025. Interest accrues at 5.5% per annum, is paid quarterly and included in accrued expenses. The note is subordinated to the Credit Agreement and no payment is to be made on the note without prior approval from the bank. In the second quarter of 2023, a portion of the notes payable to Stauss Family Administrative Trust was settled as a noncash transaction against the note receivable from one stockholder for $0.2 million.

On March 31, 2024 the Stauss Family Administrative Trust and the Company agreed to extend the maturity date of the Notes Payable to the trust to December 31, 2025.

For the three and nine months ended December 31, 2024 the interest expense on the notes payable to the Stauss Family Administrative Trust totaled less than $0.1 million in each respective period. For the three and nine months ended December 31, 2023 the interest expense on the notes payable to the Stauss Family Administrative Trust totaled less than $0.1 million in each respective period.

Loan Repayment

Section 13(k) of the Exchange Act provides that it is unlawful for a company, such as ours, that has a class of securities registered under Section 12 of the Exchange Act to, directly or indirectly, including through any subsidiary, extend or maintain credit in the form of a personal loan to or for any director or executive officer of the Company. In March 2022, Zircon Corporation, the Company’s wholly-owned subsidiary, loaned our chief executive officer funds to pay certain tax obligations, which was still outstanding when we acquired Zircon in April 2023, which may have violated Section 13(k) of the Exchange Act as a result of the transition from private to public company accounting. The loan was repaid in August 2023 as soon as management became aware of the possible violation. The loan repayment was made by means of an offset to beneficial amounts of our chief executive officer in certain loans to the Company to which offset he did not object. Issuers that are found to have violated Section 13(k) of the Exchange Act may be subject to civil sanctions, including injunctive remedies and monetary penalties, as well as criminal sanctions. In accordance with ASC 450, Contingencies, no amounts have been accrued for a loss contingency as it is not estimable as of December 31, 2024. The imposition of any of such sanctions on us could have a material adverse effect on our business, financial position, results of operations or cash flows.

11. Profit Sharing and 401(k) Plan

The Company has a defined contribution profit sharing plan for all eligible employees. Contributions to the profit-sharing plan are determined annually by the Board of Directors. There were no profit-sharing contributions made during the three and nine months ended December 31, 2024 and 2023.

All eligible employees are also allowed to participate in the Company’s 401(k) plan. The Company’s contributions to the plan are based on a specified percentage of each participant’s eligible contribution, decided annually by the Board of Directors, as defined in the plan document. The Company’s contributions of less than $0.1 million were accrued for the nine months ended December 31, 2024. The Company’s contributions of less than $0.1 million for the year ended March 31, 2024 were paid during the nine months ended December 31, 2024. The Company’s contributions of less than $0.1 million for the year ended March 31, 2023 were paid in May 2023.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

12. Equity

On February 28, 2024 the Company adopted a 2024 Equity Incentive Plan (the “Equity Plan”). The Plan provides for granting of stock options (“Options”), restricted stock units (“RSUs”), and other equity-based awards tied to the value of shares of common stock to key personnel, including directors, officers, employees, consultants, and advisors of the Company and its subsidiaries. The Plan provides for the grant of options (which may include “incentive stock options” (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”)), stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), and other stock-based awards. As of December 31, 2024, 40,000,000 shares are authorized for issuance, 419,000 stock options have been awarded, and 39,581,000 shares remain available for issuance under the Equity Plan.

The following table summarizes the Company’s employee and non-employee Option activity under the Equity Plan for the following periods:

	Number of shares	Weighted average exercise price	Weighted average remaining term (years)	Aggregate intrinsic value (in thousands)
Outstanding as of March 31, 2024	—	$—	—	$—
Options granted	100,000	0.88	4.8	—
Outstanding as of June 30, 2024	100,000	0.88	4.8	—
Options granted	198,000	0.88	3.7	—
Outstanding as of September 30, 2024	298,000	$0.88	3.5	$—
Options granted	121,000	0.88	2.3	—
Outstanding as of December 31, 2024	419,000	0.88	2.9	—
Vested and exercisable as of December 31, 2024	—	$—	2.9	$—

During the three and nine months ended December 31, 2024, the Company issued 121,000 and 419,000 common stock options, respectively, with an aggregate grant date fair value of $0.2 million, as determined utilizing the Black Scholes model, to employees and a nonemployee member of the Board of Directors. The 48,000 stock options awarded to the member of the Board of Directors for continual service will vest on August 14, 2025. The remaining 371,000 stock options awarded to employees will vest on an annual basis over five years from each awards’ respective grant date.

As of December 31, 2024 there was $0.1 million of unrecognized share-based compensation expense related to unvested stock options which will be amortized over a weighted-average term of 3.2 years.

During the nine months ended December 31, 2024, the Company issued common shares to a consultant, with each issuance valued at less than $0.1 million at the following dates:

●	During the three months ended June 30, 2024, the Company issued an additional 25,000 common shares
●	During the three months ended September 30, 2024, the Company issued an additional 8,329 common shares
●	During the three months ended December 31, 2024 the Company issued an additional 24,999 common shares

As these common shares were fully vested upon the date of grant, the grant date fair value was expensed in the respective period of the grant date.

During the nine months ended December 31, 2024 the Company made distributions of $0.7 million to certain related party shareholders and one director shareholder for taxes due as a result of the Company converting from an S corporation to a C corporation, of which the total distribution was paid in cash.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

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

The following table provides the activity for all warrants for the nine months ended December 31, 2024:

	Total Warrants	Weighted Average Remaining Term	Weighted Average Exercise Price
Outstanding as of March 31, 2024	217,184	9.2	$0.20
Outstanding as of December 31, 2024	217,184	8.5	$0.20

14. Commitments and Contingencies

Legal Proceedings

Zircon is engaged in procedures to protect its proprietary rights and has filed complaints with the Federal Trade Commission and the Customs and Border Patrol.

Zircon Corporation v. Stanley Black & Decker, Inc.

A stay, placed on Zircon’s patent infringement suit filed against Stanley Black & Decker, Inc. (“SBD”) in the Federal District Court in the Northern District of California in December 2019, was released on May 8, 2024 following disposition of the International Trade Commission (“ITC”) matter between the parties filed by Zircon. The parties met and conferred and participated in a Court supervised mediation on September 18, 2024 that resulted in a Settlement Agreement entered into on October 15, 2024. Pursuant to the Settlement Agreement, Zircon and Stanley provided releases to one another and their respective subsidiaries and affiliates and Stanley received a fully paid, perpetual patent license under certain Zircon patents in exchange for payment to Zircon of $0.8 million and dismissal with prejudice of the subject litigation. The payment has been made and dismissal filed. Zircon included the settlement amount in the other income line item in the Consolidated Statement of Operations for the three and nine months ended December 31, 2024. The matter is closed.

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

Leases

The Company’s corporate headquarters in Campbell, California are leased from the trust of one of the former shareholders of Corporation for approximately $0.2 million per month under a lease expiring in December 2027. The lease requires the Company to pay utilities, maintenance and real estate taxes. Rent expense was less than $0.1 million and $0.2 million for the three and nine months ended December 31, 2024, and 2023, respectively.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

The Company leases office equipment through a lease that expires in June 2026 and requires monthly lease payments of less than $0.1 million for a period of five years. The total lease expense for the three and nine months ended December 31, 2024 amounted to less than $0.1 million in each respective period. The total lease expense for the three and nine months ended December 31, 2023 amounted to less than $0.1 million in each respective period.

The Company had leased a vehicle that expired in July 2024 and required monthly lease payments of less than $0.1 million for a period of three years. In July of 2024 the Company leased a new vehicle under the same terms, that expires in June 2027 with required monthly lease payments of less than $0.1 million for a period of three years. The total lease expense for the three and nine months ended December 31, 2024 amounted to less than $0.1 million in each respective period and the three and nine months ended December 31, 2023 amounted to less than $0.1 million in each respective period.

As of December 31, 2024, the Company had an operating lease right-of-use asset of $0.6 million.

The components of lease expense, which include short-term and variable lease expense and are included in selling, general and administrative expense, are as follows:

	December 31, 2024	December 31, 2023
(In thousands)	(Unaudited)
Components of lease cost:
Operating lease expense	$173	$157
Short-term lease cost	—
Total lease cost	$173	$157

The following table provides the weighted average lease term and weighted average discount rate as of December 31, 2024 and 2023, respectively:

	December 31, 2024	December 31, 2023
	(Unaudited)
Weighted average remaining lease term (in years)	3.39	3.91
Weighted average discount rate	7.00%	7.00%

Future minimum lease payment under non-cancellable lease as of December 31, 2024 are as follows:

Maturities of lease liabilities (In thousands)	Operating Leases
Year ending March 31,
Remainder of fiscal 2025	$55
2026	219
2027	169
2028	193
2029 and thereafter	—
Total Minimum Lease Payments	636
Less effects of discounting	—
Present value of future minimum lease liabilities	636
Less current portion of operating lease liability	(209)
Operating lease liability, net of current portion	$427

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

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

The Company has notes payable to the Stauss Family Administrative Trust to repay loans made to the Company. As of March 31, 2024, principal balance of $0.7 million is due and payable in December 2025. Interest accrued at 5.5% per annum is paid quarterly and included in accrued expenses. The note is subordinated to the line of credit note payable to the bank and no payment is to be made on the note without prior approval from the bank. In the second quarter of 2023, a portion of the note payable to Stauss Family Administrative Trust was settled as a non-cash transaction against the note receivable from one stockholder for $0.2 million. For the three and nine months ended December 31, 2024, the interest expense on notes payable to the Stauss Family Administrative Trust totaled less than $0.1 million, respectively.

For the three and nine months ended December 31, 2023, the interest expense on notes payable to the Stauss Family Administrative Trust totaled less than $0.1 million, respectively.

On March 31, 2024 the Stauss Family Administrative Trust and the Company agreed to extend the maturity date of the Notes Payable to the trust to December 31, 2025.

During the nine months ended December 31, 2024, the Company made a distribution of $0.7 million to certain related party shareholders and one director shareholder for taxes due resulting from the Company converting from an S corporation to a C corporation. $0.3 million of this distribution was in cash and the remaining $0.4 million is recorded in accrued expenses on the balance sheet. During October 2024 the Company made a cash distribution of approximately $0.4 million to settle the remaining liability.

16. Subsequent Events

On January 15, 2025, the Company issued an additional 24,999 common shares to an outside service provider.

On January 28, 2025, the Company’s Board of Directors approved grants of 2,818,000 options to purchase the Company’s common shares in accordance with its Equity Compensation Plan.

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

RESULTS OF OPERATIONS

During the nine months ended December 31, 2024, and at March 31, 2024, Zircon’s selected financial information is the following (in thousands):

Financial Position Analysis

The information presented below as of December 31, 2024 as compared to March 31, 2024 for ZRCN Inc (in thousands):

	December 31, 2024
In thousands	(Unaudited)	March 31, 2024
Assets	$26,224	$27,615
Liabilities	$17,963	$18,688
Equity	$8,261	$8,927

Assets

Total assets on December 31, 2024 were $26.2 million compared to $27.6 million on March 31, 2024, which was a decrease of approximately $1.4 million. This decrease was driven primarily by decreases in accounts receivable of $1.7 million, inventories $1.2 million, and intangible and right-of-use assets of $0.2 million offset by an increase in cash of $1.4 million, and deferred financing costs of $0.3 million.

Liabilities

Total liabilities on December 31, 2024 were $18.0 million compared to $18.7 million on March 31, 2024, which was a decrease of approximately $0.7 million. This decrease was driven primarily by a decrease in accounts payable and accrued expenses of $1.4 million, a decrease in our operating lease liability of $0.1 million, a decrease in notes payable of $75,000 offset by an increase in our line of credit of $0.9 million.

Equity

Total equity on December 31, 2024 was $8.3 million compared to $8.9 million on March 31, 2024, which was a decrease of approximately $0.6 million. This decrease was driven primarily by a distribution to certain related party shareholders and one director of $0.7 million offset by an increase in additional paid-in capital of approximately $0.1 million.

Operating Results Analysis

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
(In thousands)	2024	2023	2024	2023
Net Sales	$7,236	$7,539	$22,409	$23,368
Cost of goods sold	4,208	4,485	13,024	12,980
Gross Profit	3,028	3,054	9,385	10,388
Gross Margin	41.8%	40.5%	41.9%	44.5%

Operating Expenses
General & administrative	1,715	1,510	5,201	4,899
Marketing & selling	1,332	1,176	3,340	3,351
Research and development	391	465	1,248	1,453
Total Operating Expenses	3,438	3,151	9,789	9,703
(Loss) income from operations	(410)	(97)	(404)	685

Other (Income) Expense
Other income	800	0	800	0
Interest expense	(204)	(229)	(630)	(562)
Other expense	(7)	(11)	(23)	(30)
(Income) loss on foreign currency translation	19	(52)	184	(59)
Total other income (expenses)	608	(292)	331	(651)

Income (Loss) before income taxes	198	(389)	(73)	34
(Provision for) benefit from income taxes	(150)	(23)	4	(56)
Net income (loss)	$48	$(412)	$(69)	$(22)

(Loss) gain on change in foreign currency translation adjustment	(19)	(11)	(27)	89
Comprehensive income (loss)	$29	$(423)	$(96)	$67

Sales revenue and gross margin

Revenue for the three months ended December 31, 2024 was $7.2 million compared to $7.5 million for the three months ended December 31, 2023 which was a decrease of $0.3 million, or 4%. This decrease was driven primarily by reductions in Stud Sensor Edge products and Multifunctional Scanners offset by increases in Stud Sensor Center products. Gross profit for the three months ended December 31, 2024 was $3.0 million, or a 42% gross margin compared to $3.1 million, or 41%, during the three months ended December 31, 2023, which was a decrease of $26,000 in gross profit, or 1%, and an increase of 1% gross margin, respectively. The decrease in gross profit was driven by a small change in product mix.

Revenue for the nine months ended December 31, 2024 was $22.4 million compared to $23.4 million for the nine months ended December 31, 2023 which was a decrease of $1.0 million, or 4%. This decrease was driven primarily by decreased sales for Stud Sensor Edge and Multifunctional Scanner products offset by increases in Stud Sensor Center products. Gross profit for the nine months ended December 31, 2024 was $9.4 million, or 42% compared to $10.4 million, or 44%, during the nine months ended December 31, 2023, which was a decrease in gross profit of $1.0 million, or 10%, and a 2% decrease in gross margin, respectively. The decrease in gross profit is driven by reduced unit volumes for the aforementioned products.

Research and development

Research and development expenses for the three months ended December 31, 2024 were $0.4 million compared to $0.5 million for the three months ended December 31, 2023. This decrease of $74,000, or 16%, was driven primarily by reduced payroll expenses.

Research and development expenses for the nine months ended December 31, 2024 were $1.2 million compared to $1.5 million for the nine months ended December 31, 2023. This decrease of $0.2 million, or 14%, was driven primarily by reduced payroll expenses.

General and Administrative expenses

General and administrative expenses for the three months ended December 31, 2024 were $1.7 million compared to $1.5 million for the three months ended December 31, 2023 which was an increase of $0.2 million, or 14%. This increase was driven primarily by increased payroll, bank fees, and legal expenses.

General and administrative expenses for the nine months ended December 31, 2024 were $5.2 million compared to $4.9 million for the nine months ended December 31, 2023 which was an increase of $0.3 million, or 6%. This increase was driven primarily by increased bank fees and payroll expenses.

Marketing and Selling expenses

Marketing and selling expenses for the three months ended December 31, 2024 were $1.3 million compared to $1.2 million for the three months ended December 31, 2023 which was a increase of $0.2 million, or 13%. This increase was driven primarily by an increase in sales payroll expenses and marketing consulting expenses.

Marketing and selling expenses for the nine months ended December 31, 2024 were $3.3 million compared to $3.4 million for the nine months ended December 31, 2023 which was a decrease of $11,000 million, or less than 1%. This decrease was driven primarily by a reduction in the consulting.

Stock based compensation.

During the three months ended December 31, 2024 the company recorded stock compensation expense of approximately $13,000. During the three months ended December 31, 2023, Zircon did not record any stock-based compensation. The increase is due to the implementation of a new stock option plan for the Company.

During the nine months ended December 31, 2024 the Company recorded stock-based compensation expense of approximately $22,000. During the nine months ended December 31, 2023, Zircon did not record any stock-based compensation.

Warrants with a fair value of $0.3 million were issued during the year ended March 31, 2024.

Other income and expenses

Other income related to a settlement of litigation was $0.8 million for the three and nine months ended December 31, 2024. There was no other income for the three and nine months ended December 31, 2023.

Other expenses for the three months ended December 31, 2024 were approximately $0.2 million compared to $0.3 million for the three months ended December 31, 2023 which was a decrease of approximately $0.1 million, or 34%. This decrease was driven primarily by a decrease in foreign exchange losses of $71,000.

Other expenses for the nine months ended December 31, 2024 were approximately $0.5 million compared to $0.7 million for the nine months ended December 31, 2023 which was a decrease of approximately $0.2 million, or 28%. This decrease was driven primarily by an increase in interest expense of $68,000 and a decrease in foreign exchange losses of $0.2 million.

Zircon has notes payable to the Stauss Family Administrative Trust to repay loans made to Zircon. The principal balance of $0.7 million is due and payable in December 2025. Interest accrued at 5.5% per annum is paid quarterly and included in accrued expenses. The note is subordinated to the line of credit payable to the bank and no payment is to be made on the note without prior approval from the bank. On March 31, 2024 the Stauss Family Administrative Trust and the Company agreed to extend the maturity date of the Notes Payable to the trust to December 31, 2025. The principal amount was classified from non-current to current liabilities as of December 31, 2024,

Interest expense on these notes for the three months ended December 31, 2024 and 2023, respectively, was approximately $9,000 and $9,000 respectively. Interest expense on these notes for the nine months ended December 31, 2024 and 2023, respectively, was approximately $37,000 and $35,000, respectively.

Benefit from/Provision for income taxes

The provision for income taxes for the three months ended December 31, 2024 was approximately $0.2 million compared to a provision for income taxes of approximately $23,000 for the three months ended December 31, 2023 which was an unfavorable change of approximately $0.1 million. This unfavorable change was driven by a change in the deferred tax position in our US entity.

The benefit from income taxes for the nine months ended December 31, 2024 was approximately $4,000 compared to a provision for income taxes of approximately $56,000 for the nine months ended December 31, 2023 which was a favorable change of approximately $60,000 million. This favorable change was driven by a change in our deferred tax asset position in the US entity.

Other comprehensive income (loss)

Comprehensive income (loss) for all periods presented is comprised primarily of net income (loss) and foreign currency translation adjustments. The change in foreign currency translation adjustment was a loss of $8,000 for the three months ended December 31, 2024 and approximately $0.1 million for the nine months ended December 31, 2024.

Cash Flow Analysis

	For the Nine Months Ended December 31,
In thousands	2024	2023
Operating activities	$1,626	$1,230
Investing activities	(708)	(1,215)
Financing activities	204	1,572
Effect of exchange rate changes	246	4
Net increase (decrease) in cash	$1,368	$1,591

Operating activities

During the nine months ended December 31, 2024, net cash provided by operating activities was $1.6 million. This increase was due primarily to a small net loss of approximately $69,000 offset by non-cash expenses for depreciation, amortization, a provision for credit losses and inventory obsolescence impairment of $1.2 million, a decrease in accounts receivable of $1.6 million, a decrease in inventories of $1.0 million, and common stock issued for advisory services of $65,000 offset by a decrease in accounts payable, accrued expenses, and operating lease liabilities of $1.6 million, an increase in deferred financing costs of $0.3 million, a foreign currency gain of $0.2 million and an increase in prepaids and other assets of $0.1 million.

During the nine months ended December 30, 2023, net cash provided by operating activities was $1.2 million. This increase was due to a net loss of $22,000 in addition to non-cash expenses for depreciation and amortization, inventory obsolescence impairment, and provisions for bad debt and currency losses of $0.7 million, a decrease in accounts receivable, prepaids and other assets of $0.5 million, an increase in accounts payable, accrued expenses, and operating lease liabilities of $0.7 million, offset by an increase in inventories of $0.7 million.

Investing Activities

During the nine months ended December 31, 2024, net cash used in investing activities was $0.7 million. This decrease was due to purchases of property and equipment of $0.7 million.

During the nine months ended December 31, 2023, net cash used in investing activities was $1.2 million. This decrease was due to the impact of the Harmony merger, net of cash acquired of $0.5 million, purchases of property and equipment of $0.6 million and purchases if intangible assets of $0.1 million.

Financing Activities

During the nine months ended December 31, 2024, net cash provided by financing activities was $0.2 million. This increase was due to borrowings on lines of credit of $19.5 million offset by repayments of $18.6 million, shareholder distributions of $0.6 million and repayment of debt assumed as part of the Harmony merger of $75,000.

During the nine months ended December 31, 2023, net cash provided by financing activities was $1.6 million. This increase was due to net borrowings under the Company’s line of credit of $2.2 million offset by repayments of debt assumed as part of the Harmony merger of $0.3 million, and repayment of notes payable of $0.3 million.

Liquidity, Capital Resources and Sources of Financing

As of December 31, 2024 the Company had a cash balance of $1.9 million and working capital of $13.5 million. Working capital as of March 31, 2024 was $14.1 million. The decrease of $0.6 million was driven primarily by a decrease in accounts receivable of $1.7 million, a decrease in inventories of 1.2 million, a reclass to short-term of the note payable to the Status Family Trust of $0.7 million offset by an increase in cash of $1.4 million and a decrease in accounts payable accrued expenses of $1.4 million, a decrease of other notes payable of $0.1 million, and an increase in prepaids of $0.1 million. To date the Company has been financed primarily through retained earnings, loans and credit lines secured by accounts receivable, inventory and fixed assets. The Company believes that it has sufficient liquidity and access to loans and credit lines to fund its operations and working capital requirements for the next 12 months.

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

The Credit Agreement requires the Company to comply with maximum total net leverage and minimum fixed charge coverage ratios. As of December 31, 2024 the Company had a liability of approximately $9.0 million outstanding under the Credit Agreement and was compliant with the maximum total net leverage and but not the fixed charge coverage ratio. The Company is working with the lender to get a waiver regarding the fixed charge coverage ratio.

Information on Outstanding Securities

The following table sets out the number of common shares and warrants outstanding as of the date hereof:

Information on Outstanding Securities as of December 31, 2024
Common shares issued and outstanding	10,075,264
Potential issuance of common shares
Warrants	217,184
Stock options	419,000
Fully diluted shares	10,711,448

As of February 14, 2025 the Company had 10,075,264 common shares outstanding.

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

The Company has notes payable to the Stauss Family Administrative Trust to repay loans made to the Company. As of March 31, 2024, principal balance of $0.7 million is due and payable in December 2025. Interest accrued at 5.5% per annum is paid quarterly and included in accrued expenses. The note is subordinated to the line of credit note payable to the bank and no payment is to be made on the note without prior approval from the bank. In the second quarter of 2023, a portion of the note payable to Stauss Family Administrative Trust was settled as a non-cash transaction against the note receivable from one stockholder for $0.2 million. For the three and nine months ended December 31, 2024, the interest expense on notes payable to the Stauss Family Administrative Trust totaled less than $0.1 million, respectively.

For the three and nine months ended December 31, 2023, the interest expense on notes payable to the Stauss Family Administrative Trust totaled less than $0.1 million, respectively.

On March 31, 2024 the Stauss Family Administrative Trust and the Company agreed to extend the maturity date of the Notes Payable to the trust to December 31, 2025.

During the nine months ended December 31, 2024, the Company made a distribution of $0.7 million to certain related party shareholders and one director shareholder for taxes due resulting from the Company converting from an S corporation to a C corporation. $0.3 million of this distribution was in cash and the remaining $0.4 million is recorded in accrued expenses on the balance sheet. During October 2024 the Company made a cash distribution of approximately $0.4 million to settle the remaining liability.

Off-Balance Sheet Arrangements

ZRCN has no off-balance sheet arrangements.

Estimates, Judgments and Assumptions

ZRCN prepares its consolidated financial statements in accordance with US GAAP, which require management to make estimates and assumptions that affect the amounts of its assets and liabilities, the information provided with regard to future assets and liabilities as well as the amounts of revenues and expenses for the relevant periods. Readers are invited to refer to Note 3 of the financial statements for the nine months ended December 31, 2024, for details.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal accounting and financial officer has concluded that as of December 31, 2024, our disclosure controls and procedures were not effective as of such date as a result of material weaknesses in our internal control over financial reporting due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping. Under the direction of our principal executive officer and principal financial and accounting officer, we continue to develop a plan to remediate the material weaknesses.

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

As of December 31, 2024, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting had material weaknesses that lack adequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping and we are implementing plans to improve such internal control.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Zircon previously reported a claim asserted by Mr. Michael Green, an individual in Great Britain, that Zircon violated in its U.S. website of certain privacy protections under the laws of Great Britain. The Company believes its U.S. website has not violated the laws of Great Britain and that, in any event, has responded stating such laws do not apply outside Great Britain. As of the date of filing this quarterly report on Form 10-Q, Mr. Green has not responded to the Company and has not asserted any claim for damages.

Item 1A. Risk Factors

Information regarding the primary risks and uncertainties that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements, appears in Part I, Item 1A - “Risk Factors” of our 2024 Form 10-K filed with the Securities and Exchange Commission on July 16, 2024. Additionally, the Company has identified the following risk factor:

Tariffs applied to the Import or Export of Company Products would negatively impact the Company’s financial position, cash flows and potential returns to investors.

The Company’s principal products are nearly all conceived, designed, engineered, performance specification established, developed, protyped, first article approved, materials and components selected, and manufacturing process determined at the Company’s headquarters in Campbell, California. The Company currently relies on the timely delivery of various components, production of certain subassemblies and finished goods, production and use of packaging and shipments of products through or into geographical areas and/or locations that have the power and/or ability to charge the Company, in the form of a tariff, on goods shipped from, through or into such locations. The assessment or application of such a tariff without the ability of the Company to pass the amount thereof to purchasers of the Company’s goods, or otherwise collect such tariffs placed thereon, would negatively impact the financial performance of the Company and an investor’s return on investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not made any sales of unregistered securities of our common stock during the period from April 1, 2024, through December 31, 2024.

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

ZRCN INC.

Date: February 14, 2025	By:	/s/ John Stauss
	Name:	John Stauss
	Title:	Chairman and Chief Executive Officer

Date: February 14, 2025		/s/ Jeff Parsons
	Name:	Jeff Parsons
	Title:	Chief Financial Officer

