Form 10-K
period 2025-03-31
ZRCN Inc.
filed 2025-09-10
CIK 1901297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation ST (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company and an “emerging growth company.” See the definitions of “large, accelerated filer,” “accelerated filer” “smaller reporting company” and ‘emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.0 million on September 30, 2024 (the last business day of the registrant’s most recently completed second quarter) based on a book value of $0.88 of the Company’s common stock as of such date.

As of August 29, 2025 the number of shares of the registrant’s common stock outstanding was 10,384,423.

ZRCN Inc

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The forward-looking statements are contained in this Report. In some cases, you can identify forward-looking statements by terminology such as “may”, “is expected to”, “anticipates”, “estimates”, “intends”, “plans”, “projection”, “could”, “vision”, “goals”, “objective” and “outlook” and similar expressions. These statements are not historical facts and may be forward-looking and may involve estimates, assumptions and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements, many of which are difficult to predict and generally beyond our control.

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

This Report may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies, clinical trials, and publications are reliable, we have not independently verified market and industry data from third-party sources.

Risk Factor Summary

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors, but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors”, together with the other information in this Report. If any of the following risks actually occurs (or if any of those listed elsewhere in this Report occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

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

A significant portion of our revenue is dependent upon our two largest customers that collectively accounted for approximately 63% of net revenue in fiscal 2025. The loss of any one of these customers would negatively impact our revenues and our results of operations.

If the products that we offer do not reflect our customers’ tastes and preferences, our net sales and profit margins could decrease.

Legal and Regulatory Compliance Risks

We are subject to complex and changing laws and regulations, which expose us to potential liabilities, increased costs, and other adverse effects on our business.

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

We have the risk of non-compliance with the terms of our Forbearance Agreement with our principal lender.

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

Our failure to continue to successfully avoid, manage, defend, litigate, and accrue for claims and litigation could negatively impact our results of operations or cash flows.

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

Risks Related to our Common Stock

Our common shares currently trade on the OTCQX exchange; however, to date there has been little trading activity in our shares.

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

We have amassed a multi-generational customer base of professional contractors and do-it-yourself practitioners who rely on Zircon’s innovative and easy-to-use products to get the job done.

We recently launched SuperScan® advanced technology , our most innovative solution to date. We believe that this is a game-changing hand-held stud finder that will help millions of contractors and do-it-yourselfers better understand what’s behind a wall surface. In addition to locating wood studs, Wood Stud SuperScan® stud finder, also recognizes and filters out metallic and low-density objects, delivering a more accurate picture of wooden objects behind the wall surface.

Our Products

Building on over four decades of proprietary technology development and an extensive patent portfolio, we are the manufacturer of the original StudSensor™ stud finder, and a growing line of electronic hand tools, including MultiScanner™ wall scanners, MetalliScanner® metal detectors, and other electronic scanning, water detection and leveling tools.

Markets and Distribution

Our products are sold primarily to tool retailers for sale to do-it-yourself (DIY) enthusiasts and professional tool users throughout the world.

During the years ended March 31, 2025 and 2024, we generated approximately 69% and 72% of our total revenue from three customers, respectively. Accounts receivable from these customers amounted to approximately 70% and 77% of total accounts receivable as of March 31, 2025 and 2024, respectively.

Intellectual Property

Our policy is to protect and enhance the proprietary technologies, inventions, and improvements that are commercially important to our business by filing patent applications in the U.S. and other jurisdictions related to our proprietary technology, inventions, improvements, and products. We also rely on tradenames, trademarks, trade secrets, and know-how relating to our proprietary technologies and products, continuing innovation, and in licensing technology and products. This reliance is expected to develop, maintain, and strengthen our proprietary position for our products. We consider our Intellectual Property, including patents, tradenames, trademarks, and the like, to be among our most valuable assets (e.g., SuperScan®, StudSensor™, MultiScanner™, MetalliScanner® and other Zircon trademarks).

As of March 31, 2025, we held approximately 45 active and pending patents in the United States and approximately 64 active and pending patents outside of the United States. In addition, we held approximately 20 active and pending trademarks in the United States and approximately 10 active and pending trademarks outside of the United States.

Competition

We face competition from several companies that sell similar scanning products through the same retail channel. Stanley, Black & Decker, Franklin, DeWalt, Ryobi, Klein, and others compete for space in retail outlets such as Home Depot and Lowe’s. All the competitors use the capacitive technology pioneered by us and have incorporated many other features introduced by us. Competition is characterized by aggressive pricing and generous rebates and marketing contributions resulting in downward pressure on gross margins.

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

Research and Development

During fiscal 2025 and fiscal 2024, we incurred research and development (R&D) expenses of $1.7 million and $1.9 million, respectively. Research and development costs that are not capitalizable under ASC 735-10-25 are expensed as incurred. We engage in research & development as a regular, ongoing part of our operations. Our products include proprietary technology, which we believe creates significant product performance advantages relative to products of our competitors and creates key competitive advantages for the Company. We intend to continue to invest materially in R&D to maintain the competitiveness of our existing products, and to develop and commercialize new technologies for future product and product portfolio expansion activities.

We do not currently maintain any target or standardized rate of R&D expenditure but may establish such targets in the future.

Employees & Contractors

We strive to build a talented, motivated, and dedicated team. As of March 31, 2025, we had 32 full-time equivalent employees of which 7 were in R&D, 6 were in Sales, 8 were in Marketing and 10 were in G&A, and 1 was in Operations. As of March 31, 2025, Zircon de Mexico had 77 full-time equivalent employees of which 42 were in Operations, 7 were in Marketing, 12 were in R&D, and 16 were in Administration.

We utilize contractors and consultants, including financial advisors, SEC reporting consultants, Investor Relations consultants, Marketing consultants and other such providers that management deems appropriate for achieving the goals and objectives laid out by the Board of Directors.

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

The United States represents our primary market. The US consumer retail market is a highly competitive market characterized by aggressive price competition and potential downward pressure on gross margins. The hand tool industry is not typically characterized by frequent introduction of new products with short product life cycles. Although customers and retailers often seek new product ideas, the industry is not known for rapid adoption of technological advancements. New product ideas often take a year or two to be phased into the Plan-o-gram and onto the retailers’ walls. The electronic tool category has had more innovation than most tools and consequently, more competition has emerged.

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

We are responsible for creating the electronic wall scanning product category and have over 40 years of experience developing and marketing such tools. Nevertheless, we face substantial competition from companies that have significant technical, marketing, distribution, and other resources. In addition, some of our competitors have broader product lines, lower-priced products, a larger client base, and a longer operating history. Certain competitors have the resources, experience, or cost structures to provide products at little or no profit or even at a loss.

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

Much of our manufacturing is performed by outsourcing partners located in China, Malaysia, and Mexico. A significant concentration of this manufacturing is currently performed by a small number of outsourcing partners, often in proximity to one another. We have also outsourced much of our transportation and logistics management to our affiliate, Zircon de Mexico. While these arrangements can lower operating costs, they also reduce our direct control over production. Such diminished control has, from time to time and may in the future, have an adverse effect on the quality or quantity of products manufactured, or adversely affect our flexibility to respond to changing conditions. Although we have a robust source inspection process and arrangements with partners contain provisions for product defect expense reimbursement, we remain responsible to the consumer for warranties in the event of product defects. Because of this we may experience an unanticipated product defect liability. While we rely on our partners to adhere to our quality standards, deviations may occur from time to time and could adversely affect our business, reputation, results of operations and financial condition.

We rely on outsourcing suppliers in Mexico and China to manufacture our product. Any failure of these partners to perform can have a negative impact on our cost or finished goods. In addition, manufacturing and logistics or transit to final destinations can be disrupted for a variety of reasons, including natural and man-made disasters, information technology system failures, commercial disputes, military actions, economic, business, labor, environmental, public health or political issues, or international trade disputes.

We have invested in certain manufacturing equipment, much of which is held by certain of our outsourcing partners. While these arrangements help ensure the supply of the products, if these outsourcing suppliers experience severe financial problems or other disruptions in their business, such continued supply can be reduced or terminated, and the recoverability of manufacturing process equipment or prepayments can be negatively impacted or impossible.

We have no long-term contracts with the majority of our third-party suppliers that guarantee volume or the continuation of payment terms, making us vulnerable to supply problems and price fluctuations.

We have no long-term contracts with the majority of our third-party suppliers that guarantee volume or the continuation of payment terms. We depend on our suppliers to provide us with materials in a timely manner that meet our quality, quantity and cost requirements. The forecasts of demand we use to determine order quantities and lead times for components purchased from outside suppliers may be incorrect. If we do not increase our sales volumes, which drive our demand for our suppliers’ products, we may not procure volumes sufficient to receive favorable pricing, which could impact our gross margins if we are unable to pass along price differences to our customers. Recent global economic cost inflation trends could unfavorably impact pricing from our suppliers, which could impact our gross margins if we are unable to pass along price differences to our customers. Our failure to obtain required components or subassemblies when needed and at a reasonable cost would adversely affect our business. These suppliers may encounter problems during manufacturing for a variety of reasons, any of which could delay or impede their ability to meet our demand. Any difficulties in locating and hiring third-party suppliers, or in the ability of third-party suppliers to supply quantities of our products at the times and in the quantities, we need, could have a material adverse effect on our business.

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

We order our products and build inventory in advance of product announcements and shipments. Manufacturing purchase obligations cover our forecasted component and manufacturing requirements, typically for periods up to 90 days but with some as long as 18 months. Because the markets are volatile, competitive and subject to technology and price changes, there is a risk we will forecast incorrectly and order or produce excess or insufficient amounts of products or not fully utilize firm purchase commitments.

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

Historically, consumer demand for our products correlates to housing industry trends such as existing home turnover and new home construction. Housing turnover and new home construction are affected by inflation and interest rates. Both increased inflation and higher interest rates can impact demand for homes and new home construction. While the inflation rate has recently been decreasing because of US monetary policy, interest rates remain elevated. There can be no guarantee the fed policies will be successful in mitigating all aspects of inflation that affect home turnover and purchasing, nor can we predict future interest rates. If inflation were to continue increasing and interest rates continue to rise, we may not be able to mitigate all adverse impacts on end user demand for our products through traditional methods such as pricing adjustments or internal cost reductions.

A significant portion of our revenue is dependent upon a small number of customers, and our two largest customers that collectively accounted for approximately 61% and 63% of net revenue in fiscal 2025 and fiscal 2024, respectively. The loss of any one of these customers would negatively impact our revenues and our results of operations.

Sales to our top five customers accounted for approximately 76% and 78% of our net sales for the years ended March 31, 2025 and 2024, respectively. Sales to our largest customer accounted for approximately 46% and 40% of our net sales, respectively, and another customer accounted for approximately 15% and 23%, respectively, of our net sales for the years ended March 31, 2025 and 2024. No other customer accounted for 10% or more of total sales. Contractual relationships with our major customers do not guarantee sales volumes or longevity. Consequently, our relationship with our major customers could change at any time. Our business, results of operations and financial condition would be materially and adversely affected if:

●	we lose any of our other major customers;
●	or any of our other major customers purchase fewer of our products; or
●	we experience any other adverse change in our relationship with any of our other major customers.

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

Section 13(k) of the Exchange Act provides that it is unlawful for a company, such as ours, that has a class of securities registered under Section 12 of the Exchange Act to, directly or indirectly, including through any subsidiary, extend or maintain credit in the form of a personal loan to or for any director or executive officer of the company. In March 2022, Zircon Corporation, our wholly owned subsidiary, loaned our chief executive officer funds to pay certain tax obligations, which was still outstanding when we acquired Zircon in April 2023, which may have violated Section 13(k) of the Exchange Act as a result of the transition from private to public company accounting. The loan was repaid in August 2023 as soon as management became aware of the possible violation. The loan repayment was made by means of an offset to beneficial amounts of our chief executive officer in certain loans to the Company to which offset he did not object. Issuers that are found to have violated Section 13(k) of the Exchange Act may be subject to civil sanctions, including injunctive remedies and monetary penalties, as well as criminal sanctions. The imposition of any of such sanctions on us could have a material adverse effect on our business, financial position, results of operations or cash flows.

Financial Risks

We manufacture and sell our products in numerous countries around the world. As a result, we may be exposed to foreign currency risks as we engage in transactions and make investments denominated in foreign currencies.

Our primary market currently and historically is the US market, but our products are sold and distributed throughout the world. Further, we manufacture our products internationally and maintain supply and other relationships in Europe, Canada, Mexico, and Asia. Fluctuations in exchange rates across certain markets could adversely affect our business, results of operations and financial condition without warning. We are pursuing growth in international markets and if we experience growth in international markets and as they become a larger portion of our overall revenue from product sales, we expect the impact from currency fluctuations to become more pronounced in conjunction with changes in the geographic composition of sales.

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

Financing Risks

If we are unable to generate sufficient cash flows from our operations, our liquidity will suffer and we may be unable to satisfy our obligations.

We currently rely on cash flow from operations and our revolving credit facility (the “Credit Facility”) to fund our business. Amounts outstanding on the Credit Facility are reported as debt on our balance sheet. While we believe that we have the ability to sufficiently fund our planned operations and capital expenditures for the foreseeable future, various risks to our business could result in circumstances that would materially affect our liquidity. For example, cash flows from our operations could be affected by changes in consumer spending habits, macroeconomic conditions, the failure to maintain favorable vendor payment terms or our inability to successfully implement sales growth initiatives, among other factors. We may be unsuccessful in securing alternative financing when needed on terms that we consider acceptable.

As of March 31, 2025, there was $8.4 million outstanding under the Credit Facility. Any significant increase in our leverage could have the following risks:

our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired in the future;

our failure to comply with the financial and other restrictive covenants governing our debt, which requires us to comply with Fixed Cost Coverage Ratio (“FCCR”) and limits our ability to incur additional debt and sell assets, could result in an event of default that, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations; and

Our exposure to certain financial market risks, including fluctuations in interest rates associated with bank borrowings could become more significant.

If we are unable to remain in compliance with our debt covenants, our lenders may restrict our ability to draw on our Credit Facility, which could have a negative impact on our operations, ability to pay dividends, and growth potential, including our ability to complete acquisitions.

The Company’s debt covenants may affect its liquidity or limit its ability to pursue acquisitions, incur debt, make investments, sell assets or complete other significant transactions.

The Company’s Credit Facility contains the usual and customary covenants regarding significant transactions, including restrictions on other indebtedness, liens, investments and acquisitions, merger or consolidation transactions, transactions with affiliates and changes in or amendments to the organizational documents for the Company and its subsidiaries. Unless waived by the Company’s lender, these covenants could limit the Company’s ability to pursue opportunities to expand its business operations, respond to changes in business and economic conditions and obtain additional financing, or otherwise engage in transactions that the Company considers beneficial.

The Company’s ability to comply with its credit facility is subject to future performance and other factors.

The Company’s ability to make required payments of principal and interest on its debts, to refinance its maturing indebtedness, to fund capital expenditures or to comply with its debt covenants will depend upon future performance. The Company’s future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. The breach of any of the debt covenants could result in a default under the Company’s credit facility. Upon the occurrence of an event of default, the Company’s lender could make an immediate demand of the amount outstanding under the credit facility. If a default was to occur and such a demand was to be made, there can be no assurance that the Company’s assets would be sufficient to repay the indebtedness in full.

The Company was issued a default letter by its lender during the three months ended June 30, 2025 and is now operating under a forbearance agreement. If the Company cannot meet the covenants under the forbearance agreement, it may not be able to continue borrowing under its Credit Agreement.

The Company was issued a default letter from its lender during the three months ended June 30, 2025. It entered into a forbearance agreement with its lender on July 15, 2025 under which it must meet certain monthly reporting requirements, achievement of certain EBITDA targets and revised FCCR targets. If the Company does not meet these forbearance requirements, then the Company could be put in default again and the lender could exercise its rights under such a default which include making an immediate demand of the amounts outstanding under the credit facility. The Company did not meet its EBITDA target for July 2025 but was granted a waiver from the lender on September 5, 2025.

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

We regularly move data across national borders, and consequently the Company is subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and data security. The scope of the laws that may be applicable to us is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the European Union’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, greatly increased the jurisdictional reach of European Union law and added a broad array of requirements for handling personal data, including the public disclosure of significant data breaches. Similarly, the California Consumer Privacy Act of 2018 (“CCPA”), which became effective in January 2020, provided, among other things, a new private right of action for data breaches, required companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, and provided consumers with additional rights. The California Privacy Rights Act of 2020, which became effective on January 1, 2023, amends and expands the CCPA, creating new industry requirements, consumer privacy rights and enforcement mechanisms. Virginia and Colorado have also passed robust privacy laws that came into effect on January 1, 2023, and July 1, 2023, respectively. Our reputation and brand and our ability to attract new customers could also be adversely impacted if we fail, or are perceived to have failed, to properly respond to security breaches of our third party’s information technology systems. Such failure to properly respond could also result in similar exposure to liability.

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

Users might not understand the product limitations.

Certain of our tools are designed to detect objects behind opaque surfaces, such as electrical wiring or pipes. However, these tools have known technical limitations. In particular, they may not detect alternating current (AC) activity or other objects if the wires or components are located mor than two inches (5 cm) behind the scanned surface, embedded in concrete, encased in conduit or shielded cable, behind a plywood shear wall or metallic wall covering or wall covering that includes metallic or similar particles, or if there is moisture in the scanned wall covering surface material of surrounding environment.

Users may not comply with safety instructions.

Users are expressly warned not to rely exclusively on our tools for locating concealed items. Safe and effective use of the product requires that users supplement tool readings with additional information, such as construction plans, visual identification of entry points for wiring and piping (e.g. in basements), and general knowledge of standard construction practices, including stud-spacing conventions. Users are further warned not to assume that the absence of a detection reading equates to the absence of live electrical wiring. Before drilling, cutting, or otherwise penetrating any wall or surface, users are strongly advised to shut off all electrical, gas, and water supplies. Failure to follow these instructions may result in electric shock, fire, severe injury, or significant property damage.

We cannot guarantee that users will comply with all safety instructions or that all hazards will be identified by the tool under all conditions. As such, improper use of our products may result in liability, personal injury (up to and including death)), property damage, or reputational harm, any of which could adversely affect our business, financial condition, results of operations, and cash flows.

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

Should we become a publicly listed company, sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and could materially impair our ability to raise capital through equity offerings in the future. As of the date of this report, we have 10,332,425 shares of common stock issued and outstanding. We cannot predict what effect, if any, market sales of securities held by our significant shareholders or any other shareholder or the availability of these securities for future sale will have on the market price of our common stock.

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

ITEM 2. PROPERTIES

We lease facilities under an operating lease in Campbell, CA. through 2027. ZRCN and Zircon are headquartered in a 14,000 square foot building in Campbell, CA. The Company also has inventory located in Ensenada, Mexico, the Netherlands, Canada, the United Kingdom and two of our manufacturing subcontractors located in China.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is on the OTCQX Market. There have been fewer than fifty trades since the shares were listed on February 24, 2025.

Holders of Our Common Stock

As of March 31, 2025, there were 103 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the three months ended March 31, 2025.

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

	March 31, 2025	March 31, 2024
		(As Revised)
ASSETS
Current assets:
Cash	$1,407	$502
Accounts receivable, net of provision for credit losses of $53 and $14, respectively	6,102	8,644
Inventory, net	12,456	14,057
Prepaid expenses and other assets	294	335
Total current assets	20,259	23,538

Property and equipment, net	1,594	1,803
Deferred tax asset	—	499
Operating lease right-of-use assets	558	751
Federal tax deposit	28	213
Intangible assets, net	684	792
Deposits	19	19
Deferred financing costs	236	—
Total assets	$23,378	$27,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$8,413	$8,026
Accounts payable	6,453	7,050
Accrued expenses	1,720	2,789
Operating lease liability, current	213	195
Notes payable, current portion	—	75
Total current liabilities	16,799	18,135

Operating lease liability, net of current portion	373	545
Notes payable to Stauss Family Administrative Trust, net of current portion	676	667
Total liabilities	17,848	19,347

Commitments and Contingencies (Note 14)

Stockholders’ equity:
Common stock; at $0.0001 par value, 200,000,000 shares authorized, 10,306,426 and 10,016,936 shares issued and outstanding as of March 31, 2025 and March 31, 2024, respectively	1	1
Additional paid-in capital	8,532	—
Accumulated other comprehensive loss	(347)	(187)
(Accumulated deficit) Retained earnings	(4,297)	6,762
Total equity attributable to ZRCN Inc. stockholders	3,889	6,576
Non-controlling interests in variable interest entities	1,641	1,692
Total stockholders’ equity	5,530	8,268
Total liabilities and stockholders’ equity	$23,378	$27,615

	For the Years Ended March 31,
(in thousands)	2025	2024
Consolidated Statements of Operations Data:
Cash and cash equivalents	$1,407	$502
Working capital	3,460	13,429
Total assets	23,378	27,615
Long-term obligations	9,462	9,238
Total stockholders’ equity	5,530	8,268

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

OVERVIEW

Zircon is a Silicon Valley-based company operating in Northern California since 1977, leveraging its proprietary sensor-based technology across a mix of global markets, including commercial and residential buildings, government infrastructure and building information modeling. Zircon is focused on creating new, technical solutions for global applications in the areas of home and workplace safety, project efficiency, and structural data analysis.

Zircon benefits from a multi-generational customer base of professional contractors and do-it-yourselfers who rely on Zircon’s innovative and easy-to-use products to get the job done.

RESULTS OF OPERATIONS

The Company’s selected financial information for fiscal 2025 and fiscal 2024 is as follows. All the data are presented in United States dollars.

Financial Position Analysis

The information presented as of March 31, 2025 represents the information for ZRCN Inc. The information presented as of March 31, 2024 represents the information of Zircon Corporation.

In thousands	March 31, 2025	March 31, 2024
Assets	$23,378	$27,615
Liabilities	$17,848	$19,347
Equity	$5,530	$8,268

Assets

Total assets as of March 31, 2025, were $23.4 million compared to $27.6 million as of March 31, 2024, which was a decrease of approximately $4.2 million. This decrease was driven primarily by an increase in cash of $0.9 million, an increase in deferred financing costs of $0.2 million offset by a decrease in accounts receivable of approximately $2.5 million, a decrease in inventory of approximately $1.6 million, a decrease in deferred tax assets of $0.5 million, a decrease in property, plant and equipment of $0.2 million, a decrease in operating right-of-use assets of $0.2 million, a decrease in federal tax deposits of $0.2 million, and a decrease in net intangible assets of $0.1 million.

Liabilities

Total liabilities as of March 31, 2025, were $17.9 million compared to $19.3 million as of March 31, 2024, which was a decrease of approximately $1.5 million. This decrease was driven primarily by a decrease in accounts payable and accrued expenses of $1.7 million and a decrease in operating lease liabilities of $0.2 million which was offset by an increase in the line of credit of $0.4 million.

Equity

Total equity as of March 31, 2024, was $5.5 million compared to $8.9 million as of March 31, 2024, which was a decrease of approximately $2.7 million. This decrease was driven primarily by a net loss of $3.0 million offset by stock based payments of approximately $0.3 million.

Operating Results Analysis

Readers are invited to take into consideration the consolidated operating results of Zircon Corporation for the fiscal years ended March 31, 2025 and 2024.

	For the Twelve Months Ended March 31,
(In thousands)	2025	2024
Net Sales	$28,075	$31,519
Cost of goods sold	16,936	17,690
Gross Profit	11,139	13,829
Gross Margin	39.7%	43.9%

Operating Expenses
General & administrative	7,354	6,702
Marketing & selling	4,528	4,373
Research and development	1,712	1,918
Total Operating Expenses	13,594	12,993
Operating Income (Loss)	(2,455)	836

Other (Income) Expense
Settlement of litigation	(800)	0
Interest expense	804	739
Other expense	30	31
(Income) loss on foreign currency translation	(172)	85
Total other expenses	(138)	855

Income (Loss) before income taxes	(2,317)	(19)
Benefit from (Provision for) income taxes	(573)	70
Net income (loss)	$(2,890)	$51

Foreign currency translation adjustment	(160)	(203)
Comprehensive income (loss)	$(3,050)	$(152)

Sales revenue and gross margin

Revenue for fiscal 2025 was $28.1 million compared to $31.5 million in fiscal 2024 which was a decrease of $3.4 million, or 11%. This decrease was driven primarily by decreased sales in the United States from one key customer. Gross profit for fiscal 2025 was $11.1 million, or 39.7% compared to $13.8 million, or 43.9%, which was a decrease of $2.7 million, or 19%, and 4.2%, respectively. The decrease in gross profit was driven primarily by reduced revenue from one key customer and the decrease in gross margin was driven by a more unfavorable product mix and reduced absorption of manufacturing expenses due to reduced unit volume.

Research and development

Research and development expenses for fiscal 2025 were $1.7 million compared to $1.9 million in fiscal 2024. The decrease in 2025 was $0.2 million, or 11%, and was driven primarily by reduced consulting expenses.

Marketing and selling

Marketing and selling expenses for fiscal 2025 were $4.5 million compared to $4.4 million in fiscal 2024 which was an increase of $0.1 million, or 4%. This increase was driven primarily by an increase in payroll expense.

Administrative expenses

General and administrative expenses for fiscal 2025 were $7.3 million compared to $6.7 million in fiscal 2024 which was an increase of $0.4 million, or 6%. This increase was driven primarily by an increase of $0.4 million in non-interest bank charges such as audit and legal expenses incurred by the lender and charged to the Company and $0.2 million of audit fees.

Other income/expense

Other income for fiscal 2025 was $0.8 million compared to zero in fiscal 2024 which was an increase of $0.8 million. This increase was driven primarily by a settlement benefit in the Stanley Black & Decker litigation of $0.8 million. This litigation is now closed.

Interest and other expenses for fiscal 2025 were $0.8 million compared to $0.8 million in fiscal 2024 which was an increase of $63,000 or 8%. This increase was driven primarily by an increase in interest expense of $72,000 related to the amortization of deferred financing cost associated with the new financing from FGI. Income from foreign currency translation adjustments increased by $0.3 million primarily due to favorable exchange rate changes between the U.S. dollar and the Mexican peso.

Provision for income taxes

The Company moved from a benefit position of $70,000 during the year ended March 31, 2024 to the need for a provision of $0.6 million for the year ended March 31, 2025 as the Company recorded a full valuation allowance on its previously recorded deferred tax assets. The Company recorded this valuation allowance as a result of net losses recorded during recent fiscal years.

Cash Flow Analysis

	For the Years Ended March 31,
In thousands	2025	2024
Operating activities	$2,153	$1,184
Investing activities	(788)	(1,169)
Financing activities	(667)	590
Effect of exchange rate changes	207	(132)
Net increase (decrease) in cash	$905	$473

Operating Activities

During the year ended March 31, 2025, net cash provided by operating activities was $2.2 million. This increase was due to a decrease in accounts receivable of $2.3 million, a decrease in inventory and prepaids of $1.0 million, depreciation of $1.0 million, amortization of intangibles, right-of-use assets, and deferred financing costs of $0.4 million, inventory obsolescence impairment of $0.6 million, provision for credit losses of $0.2 million, stock based compensation of $0.3 million, a reduction in deferred tax assets of $0.5 million, and a reduction in tax deposits of $0.2 million all offset by a net loss of $2.9 million, a decrease in accounts payable and accrued expense of $1.0 million, a decrease in lease liabilities of $0.2 million, and a foreign exchange gain of $0.2 million.

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

Investing Activities

During the year ended March 31, 2025, net cash used in investing activities was $0.8 million. This decrease was due to purchases of property and equipment of $0.8 million,

During the year ended March 31, 2024, net cash used in investing activities was $1.2 million. This decrease was due to purchases of property and equipment of $0.6 million, the net effect of the Harmony merger of $0.5 million, and investments in intangible assets of $68,000.

Financing Activities

During the year ended March 31, 2025, net cash used in financing activities was $0.7 million. This decrease was due to borrowings under the Company’s line of credit of $25.0 million offset by repayment of borrowings of $24.6 million, net shareholder distributions of approximately $0.7 million, deferred financing costs of $0.3 million, and repayment of debt assumed as part of the Harmony merger of $75,000.

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

Liquidity, Capital Resources and Sources of Financing

As of March 31, 2025, the Company had a cash balance of $1.4 million and working capital of $3.5 million. Working capital as of March 31, 2024 was $13.4 million. This decrease of $9.9 million was driven primarily by an increase cash of $0.9 million, a decrease in accounts payable and accrued expenses of $1.7 million, and a decrease in the current portion of notes payable of $75,000 offset by a reclass of the $8.4 million line of credit to current liabilities from non-current liabilities, a decrease in accounts receivables of $2.5 million, a decrease in inventory of $1.6 million, and a decrease in prepaids of $0.1 million. To date the Company has been financed primarily through retained earnings, loans and credit lines secured by accounts receivable, inventory and fixed assets.

We do not believe our existing cash and cash equivalents along with borrowing capacity from our current lender will be sufficient to meet our anticipated cash needs over the next 12 months. The Company has incurred losses and anticipates that existing cash and available credit may not be sufficient to meet its operating and debt service needs for the next 12 months. As of March 31, 2025, the Company is not in compliance with its Credit Agreement covenants and is operating under a forbearance agreement. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing options to improve liquidity, including negotiating waivers or amendments to existing debt covenants, reducing discretionary spending, and evaluating potential capital raises. While these plans are intended to mitigate the risk, there can be no assurance that they will be successful in eliminating the substantial doubt.

On May 31, 2024, the Company entered into a Revolving Credit Agreement (the “Credit Agreement”) with FGI Worldwide LLC, as Agent for the lender (“FGI”). The Credit Agreement provides for a $15 million senior secured revolving credit facility (the “Credit Facility”) available to be used by the Company, Zircon and its Affiliates for replacement and discharge of the Company’s current US Bank loan of $8,750,000 and matures on May 31, 2027. The Company, Zircon and the Affiliates are guarantors of all obligations under the Credit Agreement and the Company’s four principal shareholders are limited guarantors thereof. As of March 31, 2025, the outstanding balance on the FGI Credit Facility was approximately $8.4 million.

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

The Credit Agreement requires the Company to comply with a maximum total net leverage of $15.0 million and a minimum fixed charge coverage ratio of 1.10. As of March 31, 2025, the Company was not in compliance with the fixed charge coverage ratio and is working with the lender to obtain a waiver and has entered into a forbearance agreement with regard thereto along with additional covenants.

Information on Outstanding Securities

The following table sets out the number of common shares and warrants outstanding as of the date hereof:

Information on Outstanding Securities as of March 31, 2025
Common shares issued and outstanding	10,306,426
Potential issuance of common shares
Warrants	217,184
Stock options	3,216,500
Fully diluted shares	13,740,110

In accordance with a services agreement with Semi-Cap Equity. Partners (“SCE”), an investment bank, dated May 15, 2023 and amended on July 15, 2024, the Company will issue an additional 49,998 common shares to SCE earned during the period from March 31, 2025 through September 4, 2025. As of September 4, 2025 the Company’s agreement with SCE has been terminated.

During the year ended March 31, 2025, the Company issued 289,490 common shares primarily to two legal firms in lieu of cash payments to settle outstanding liabilities for services related to patent infringement litigation and patent acquisition. These shares also include the shares issued or to be issued to SCE.

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

The Company has notes payable to the Stauss Family Administrative Trust to repay loans made to the Company. As of March 31, 2025, principal balance of $0.7 million is due and payable on December 31, 2027. Interest accrued at 5.5% per annum is paid quarterly and included in accrued expenses. The note is subordinated to the line of credit note payable to FGI and no payment is to be made on the note without prior approval from FGI. In the second quarter of 2023, a portion of the note payable to Stauss Family Administrative Trust was settled as a non-cash transaction against the note receivable from one stockholder for $240,190.

For the years ended March 31, 2025 and 2024 the interest expense on notes payable to the Stauss Family Administrative Trust totaled $37,000 and $30,000 respectively.

On March 31, 2024 the Stauss Family Administrative Trust and the Company agreed to extend the maturity date of the Notes Payable to the trust to December 31, 2025.

On March 27, 2025 the Stauss Family Administrative Trust and the Company agreed to extend the maturity date of the Notes Payable to the trust to December 31, 2027.

Off-Balance Sheet Arrangements

ZRCN has no off-balance sheet arrangements.

Contractual Obligations and Commitments

As of March 31, 2025, we had contractual obligations for building leases, a line of credit with FGI, and notes payable with the Stauss Family Administrative Trust. The building leases include our corporate office in Campbell, CA that will expire in December 2027. As of March 31, 2025, our future contractual commitments for our leases were $0.6 million and our long-term debt obligations were $8.4 million. For additional information on our leases and timing of future payments, please see Note 10 and Note 14 to the consolidated financial statements included in this Annual Report on this Form 10-K.

Estimates, Judgments and Assumptions

ZRCN prepares its consolidated financial statements in accordance with US GAAP, which require management to make estimates and assumptions that affect the amounts of its assets and liabilities, the information provided regarding future assets and liabilities as well as the amounts of revenues and expenses for the relevant periods. Readers are invited to refer to Note 3 of the financial statements for the year ended March 31, 2025, for details.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stakeholders of ZRCN Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ZRCN Inc. (the “Company”) as of March 31, 2025, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended March 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025, and the results of its operations and its cash flows for the year ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments described in Note 3 that were applied to restate the financial statements for the year ended March 31, 2024 to correct an error. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the March 31, 2024 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the March 31, 2024 financial statements taken as a whole. The previously issued consolidated financial statements of the Company for the year ended March 31, 2024 were audited by another auditor who expressed an unmodified opinion on those consolidated financial statements on July 15, 2024.

Material Uncertainty Related to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company was in violation of a financial covenant under its Revolving Credit Agreement as of March 31, 2025. Due to non-compliance with certain covenants the Company reclassified of the outstanding loan balance of $8.41 million from non-current to current liabilities. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Kreston GTA LLP

We have served as the Company’s auditor since 2025.

Markham, Ontario, Canada

September 9, 2025

knowing you. Kreston GTA LLP is a partnership registered in Ontario, Canada.	8953-8965 Woodbine Avenue Markham, Ontario, L3R 0J9 66 Wellington Street Aurora, Ontario, L4G 1H8 krestongta.com	An independent member of the Kreston Global network

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

ZRCN Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2025	March 31, 2024
		(As Revised)
ASSETS
Current assets:
Cash	$1,407	$502
Accounts receivable, net of provision for credit losses of $53 and $14, respectively	6,102	8,644
Inventory, net	12,456	14,057
Prepaid expenses and other assets	294	335
Total current assets	20,259	23,538

Property and equipment, net	1,594	1,803
Deferred tax asset	—	499
Operating lease right-of-use assets	558	751
Federal tax deposit	28	213
Intangible assets, net	684	792
Deposits	19	19
Deferred financing costs	236	—
Total assets	$23,378	$27,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$8,413	$8,026
Accounts payable	6,453	7,050
Accrued expenses	1,720	2,789
Operating lease liability, current	213	195
Notes payable, current portion	—	75
Total current liabilities	16,799	18,135

Operating lease liability, net of current portion	373	545
Notes payable to Stauss Family Administrative Trust, net of current portion	676	667
Total liabilities	17,848	19,347

Commitments and Contingencies (Note 14)

Stockholders’ equity:
Common stock; at $0.0001 par value, 200,000,000 shares authorized, 10,306,426 and 10,016,936 shares issued and outstanding as of March 31, 2025 and March 31, 2024, respectively	1	1
Additional paid-in capital	8,532	—
Accumulated other comprehensive loss	(347)	(187)
(Accumulated deficit) Retained earnings	(4,297)	6,762
Total equity attributable to ZRCN Inc. stockholders	3,889	6,576
Non-controlling interests in variable interest entities	1,641	1,692
Total stockholders’ equity	5,530	8,268
Total liabilities and stockholders’ equity	$23,378	$27,615

The accompanying notes are an integral part of these consolidated financial statements.

ZRCN Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	For the Year Ended March 31,
	2025	2024
Net sales	$28,075	$31,519
Cost of sales	16,936	17,690
Gross profit	11,139	13,829

Operating expenses:
General and administrative	7,354	6,702
Marketing and selling	4,528	4,373
Research and development	1,712	1,918
Total operating expenses	13,594	12,993
(Loss) income from operations	(2,455)	836

Other (income) expenses:
Other income	(800)	—
Interest expense	804	739
Other expenses	30	31
(Gain) loss on foreign currency transactions	(172)	85
Total other (income) expenses	(138)	855

Loss before income taxes	(2,317)	(19)
Income tax (expense) benefit	(573)	70
Net (loss) income	$(2,890)	$51
Less: Net (loss) income attributable to non-controlling interests	(51)	270
Net (loss) income attributable to ZRCN Inc. common stockholders	$(2,839)	$(219)

Net (loss) income	$(2,890)	$51
Loss on change in foreign currency translation adjustment	(160)	(203)
Comprehensive loss	(3,050)	(152)
Net (loss) income attributable to non-controlling interests	(51)	270
Other comprehensive loss attributable to non-controlling interest	(160)	(203)
Comprehensive loss attributable to ZRCN common stockholders	$(2,839)	$(219)

Net loss per share attributable to ZRCN Inc.:
Basic and diluted	$(0.28)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	10,080,734	9,573,088

The accompanying notes are an integral part of these consolidated financial statements.

ZRCN Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Accumulated Other Comprehensive (Loss)	Additional Paid-in	Note Receivable from	Retained Earnings (Accumulated	Total Equity Attributable to	Non-controlling	Total Stockholders’
	Shares	Amount	Income	Capital	Stockholder	Deficit)	ZRCN	Interests	Equity
Balance - March 31, 2023	500,000	$1	$16	$—	(240)	$8,630	$8,405	$1,422	$9,827
Merger with Harmony	9,448,272	—	—	—	—	(1,099)	(1,099)	—	(1,099)
Change in foreign currency translation adjustment	—	—	(203)	—	—	—	(203)	—	(203)
Noncash settlement of Stauss note payable for settlement of note receivable from stockholder	—	—	—	—	240	—	240	—	240
Common stock issued for advisory services	68,664	—	—	—	—	110	110	—	110
Net (loss) income	—	—	—	—	—	(219)	(219)	270	51
Balance - March 31, 2024 -as reported	10,016,936	$1	$(187)	$—	$—	$7,421	$7,235	$1,692	$8,927
Stockholder distributions (as revised)	—	—	—	—	—	(659)	(659)	—	(659)
Balance - March 31, 2024 - as revised	10,016,936	$1	$(187)	$—	$—	$6,762	$6,576	$1,692	$8,268
Change in foreign currency translation adjustment	—	—	(160)	—	—	—	(160)	—	(160)
Common stock issued for advisory services	289,490	—	—	238	—	—	238	—	238
Contributions paid by stockholders	—	—	—	8,220	—	—	8,220	—	8,220
Stockholders distributions	—	—	—	—	—	(8,220)	(8,220)	—	(8,220)
Share based compensation	—	—	—	74	—	—	74	—	74
Net loss	—	—	—	—	—	(2,839)	(2,839)	(51)	(2,890)
Balance - March 31, 2025	10,306,426	$1	$(347)	$8,532	$—	$(4,297)	$3,889	$1,641	$5,530

The accompanying notes are an integral part of these consolidated financial statements.

ZRCN Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:		(As Revised)
Net (loss) income	$(2,890)	$51
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	958	665
Amortization of intangible assets	103	84
Amortization of right-of-use assets	248	131
Inventory obsolescence impairment	609	445
Provision for credit losses	195	4
Amortization of financing costs	90	—
Share based compensation expense	74	—
Common stock issued for advisory services	238	110
Deferred tax asset	499	(499)
(Gain) loss on foreign currency transactions	(172)	85
Changes in operating assets and liabilities:
Accounts receivable	2,349	(1,123)
Inventory	992	(1,364)
Prepaid expenses and other assets	31	223
Federal tax deposit	185	(78)
Accounts payable	(760)	2,526
Accrued expenses	(387)	153
Operating lease liabilities	(209)	(229)
Net cash provided by operating activities	2,153	1,184

CASH FLOWS FROM INVESTING ACTIVITIES
Effect of Harmony Merger, net of cash acquired	—	(519)
Investment in intangible assets	—	(68)
Disposal of intangible assets	4	—
Purchase of property and equipment	(792)	(582)
Net cash used in investing activities	(788)	(1,169)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	—	(257)
Repayment of debt assumed in Harmony Merger	(75)	(318)
Borrowing on line of credit	24,957	10,913
Repayment on line of credit	(24,570)	(10,098)
Deferred financing costs	(326)	—
Bank overdraft	6	350
Stockholder contributions	8,220	—
Stockholder distributions	(8,879)	—
Net cash (used in) provided by financing activities	(667)	590

Effect of exchange rate fluctuations on cash	207	(132)

Net increase in cash	905	473
Cash at beginning of period	502	29
Cash at end of period	$1,407	$502

Supplemental disclosure of cash flow information:
Cash paid for interest	$740	$665
Cash paid for taxes	$473	$149

Noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liability	$55	$—
Stockholder distributions accrued	$—	$659
Common stock issued in connection with Harmony merger	$—	$19
Fair value of Advisor Warrants issued to effectuate Harmony Merger	$—	$302
Assets acquired in Harmony Merger	$—	$1
Liabilities assumed in Harmony Merger	$—	$(579)
Noncash settlement of Stauss note payable for settlement of note receivable from	$—	$240

The accompanying notes are an integral part of these consolidated financial statements.

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

1. Organization

The Business

Zircon Corporation (“Zircon”), ZRCN Inc. (“ZRCN” or the “Company”) wholly-owned subsidiary, was incorporated in California in 1977. The Company, through Zircon, is principally engaged in the design and manufacture of electronic-based consumer hardware and sells its products primarily to retail outlets located throughout the United States, Canada, Japan and Europe. The Company and Zircon operate from their headquarters located in Campbell, California and an affiliate entity of Zircon, Zircon de Mexico S.A. de C.V., located in Ensenada, Mexico. The operations of the Company and Zircon are supported also by an affiliated entity of Zircon, Zircon Corporation Limited, located in the United Kingdom.

On April 14, 2023 (the “Closing Date”), Zircon Corporation effectuated a merger and reorganization with Harmony Energy Technologies, Inc. (“Harmony”), a Delaware Corporation, ZRCN Inc., a California corporation and a wholly owned subsidiary of Harmony (the “Merger Sub”). The merger leverages Zircon’s sensor-based, ASIC (“Application-Specific Integrated Circuits”) processor technology and patent portfolio, to accelerate growth in its product lines and global markets as a publicly disclosed company, in accordance with the Securities Act of 1933 and the Exchange Act of 1934, both as amended. The combination of Harmony and Zircon was effectuated through a merger (the “Merger”) of Merger Sub into Zircon. The separate existence of Merger Sub ceased, and Merger Sub was merged with and into Zircon (Zircon, as the surviving corporation following the Merger). Upon completion of the Merger, Harmony changed its name to ZRCN Inc. While Harmony was the legal acquirer of Zircon in the Merger, the Merger is treated as a reverse recapitalization, whereby Zircon is deemed to be the accounting acquirer, and the historical financial statements of Zircon became the historical financial statements of Harmony (renamed ZRCN Inc.) upon the closing of the Merger. Under this method of accounting, Harmony was treated as the “acquired” company and Zircon is treated as the acquirer for financial reporting purposes.

Accordingly, for accounting purposes, the Merger was treated as the equivalent of Zircon issuing stock for the net assets of Harmony, accompanied by a recapitalization. The net assets of Harmony were stated at historical cost, with no goodwill or other intangible assets recorded.

2. Liquidity

As of March 31, 2025, the Company had $1.4 million in cash and working capital of $3.5 million. To date, ZRCN has been financed primarily through secured loans and a revolving line of credit. The Company’s line of credit expires on May 31, 2027 (Note 10). The line of credit is secured by accounts receivable, inventory and fixed assets.

We do not believe our existing cash and cash equivalents along with borrowing capacity from our current lender will be sufficient to meet our anticipated cash needs over the next 12 months. The Company has incurred losses and anticipates that existing cash and available credit may not be sufficient to meet its operating and debt service needs for the next 12 months. As of March 31, 2025, the Company is not in compliance with its Credit Agreement covenants and is operating under a forbearance agreement. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing options to improve liquidity, including negotiating waivers or amendments to existing debt covenants (Note 16), reducing discretionary spending, and evaluating potential capital raises. While these plans are intended to mitigate the risk, there can be no assurance that they will be successful in eliminating the substantial doubt.

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

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

During the preparation of the Company’s consolidated financial statements for the year ended March 31, 2025, the Company’s management identified immaterial error related to previously issued consolidated financial statements in the prior year.

a.	Management determined that the Shareholder distribution for approximately $0.7 million should have been reported in the year ended March 31, 2024 financial statements. The Company previously reported the Shareholder distribution in the first quarter of the 2025 fiscal year.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the correction and has determined that the related impact was not material to the previously issued financial statements that contained the error, based on overall considerations of both quantitative and qualitative factors. The Company has concluded that prior period financial statements as of and for the year ended March 31, 2024, were not materially misstated and can continue to be relied upon. Accordingly, the Company has corrected the previously reported immaterial error in the current period financial statements by adjusting the opening balances of the affected accounts.

In accordance with ASC 250, Accounting Changes and Error Corrections, the Company has recorded the impact of the prior period error through opening retained earnings in the current period financial statements. The affected prior period balances are displayed below and had no change on the Consolidated Statements of Operations and Comprehensive Loss, or Net Loss per Share.

Management and the Audit Committee have reviewed this adjustment and concluded that the financial statements, as corrected, present fairly, in all material respects, the balance sheet, results of operations and cash flows of the Company in accordance with U.S. GAAP.

As a result of the restatement, the Company prepared the following table to illustrate the effect on the financial statements for the year ended March 31, 2024.

	As Reported	As Revised
	March 31, 2024	March 31, 2024	Difference
Liabilities
Accrued expenses	$2,130	$2,789	$(659)

Total equity attributable to ZRCN Inc. stockholders
Retained earnings	$7,421	$6,762	$659

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

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

Non-controlling Interests

The Company follows ASC 810, which governs the accounting for and reporting of non-controlling interests (“NCIs”) in partially owned consolidated entities and the loss of control of those entities. Non-controlling interest positions, which represent 100% of the activity in the Company’s consolidated entities before intercompany transactions have been eliminated, are reported as a separate component of consolidated stockholders’ equity from the equity attributable to ZRCN’s stockholders for all years presented. 100% of Zircon de Mexico and 85% of Zircon UK are held by common shareholders. As of March 31, 2025, these same shareholders held collectively approximately 73% of ZRCN Inc. The net (loss) income attributed to the NCI’s is separately designated in the accompanying consolidated statements of operations and comprehensive loss resulting from the Company’s controlling position in Zircon’s subsidiary position in the United Kingdom.

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

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

The following table summarizes the carrying amount of the assets and liabilities of ZDM included in the Company’s consolidated balance sheets at March 31, 2025 and 2024 (after elimination of intercompany transactions and balances):

	March 31, 2025	March 31, 2024
ASSETS
Current assets:
Cash	$34	$30
Accounts receivable	12	10
Prepaid expenses and other assets	57	63
Total current assets	103	103

Property and equipment	168	252
Total assets	$271	$355

LIABILITIES
Current liabilities:
Accounts payable	$126	$131
Accrued expenses	60	63
Total current liabilities	$186	$194

The following table summarizes the carrying amount of the assets and liabilities of Zircon UK included in the Company’s consolidated balance sheets at March 31, 2025 and 2024 (after elimination of intercompany transactions and balances):

	March 31, 2025	March 31, 2024
ASSETS
Current assets:
Cash	$34	$—
Accounts receivable	12	9
Total current assets	$46	$9

LIABILITIES
Current liabilities:
Accounts payable	$126	$33
Total current liabilities	$126	$33

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Significant estimates used in preparing these consolidated financial statements include the provision for credit losses, allowance for inventory obsolescence, allocation of overhead to inventory, estimated future benefit and fair value of intangible assets, accrued rebates and advertising allowances, useful lives and depreciation methods of property and equipment, uncertain tax positions, and share-based compensation. It is at least reasonably possible that the significant estimates used will change within the next year.

Cash

The carrying value of cash approximates fair value due to its short-term nature. From time to time, the Company may be in the position of a “book overdraft” in which outstanding checks exceed cash. The Company classifies book overdrafts in accounts payable within its consolidated balance sheets, and classifies the change in accounts payable associated with book overdrafts as an operating activity within the consolidated statement of cash flows. As of March 31, 2025, the book overdraft included within accounts payable was less than $0.1 million. As of March 31, 2024, the book overdraft included within accounts payable was $0.4 million.

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

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

Accounts receivable consisted of the following:

(In thousands)	March 31, 2025	March 31, 2024
Accounts receivable	$6,155	$8,658
Less provision for credit losses	(53)	(14)
Accounts receivable, net	$6,102	$8,644

Activity related to the Company’s provision for credit losses was as follows:

(In thousands)	March 31, 2025	March 31, 2024
Balance, beginning of period	$14	$10
Credit loss provision	195	4
Write-offs	(156)	—
Balance, end of period	$53	$14

Inventory, net

Inventories, which consist of raw materials, work in process, and finished goods, are stated at the lower of cost or net realizable value. The Company states inventory cost utilizing the first-in, first-out (FIFO) method. Labor and overhead associated with inventory purchases are estimated and capitalized in inventory. The need for an allowance for inventory obsolescence is based on an evaluation of slow-moving or obsolete inventory. For the years ended March 31, 2025 and 2024, the Company recognized $0.6 million and $0.4 million in impairment expense, respectively.

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

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

Intangible Assets, Net

Included in intangible assets are external amounts paid to vendors as well as consulting and legal fees for purchased patents and the cost of the exclusivity rights and licenses secured by the Company for certain technology. The intangible assets are recorded at cost on the balance sheet and adjusted for amortization, abandonments, and impairments (see Note 8). Acquired identifiable intangible assets are valued at the acquisition date primarily by using a discounted cash flow method. Amortization is computed using the straight-line method over their estimated useful lives of 5 to 20 years. Amortization for filed patents not yet issued will begin upon the date of issuance. The Company evaluates intangible assets for impairment and writes off assets that are not used in any products. During the years ended March 31, 2025 and 2024, there were no impairment expenses for intangible assets.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or circumstances exist that indicate the carrying amount of an asset or asset group may not be recoverable. The recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset or asset group to the future undiscounted cash flows expected to be generated by that asset group. If the asset or asset group is considered to be impaired, an impairment loss is recorded to adjust the carrying amounts to the estimated fair value. The excess of the carrying value of the reporting unit over the estimated fair value was first allocated to the intangibles and then to goodwill. Fair value was determined using the income approach. During the years ended March 31, 2025 and 2024, there has been no impairment of long lived assets.

Revenue Recognition

The Company’s revenues result from the sale of products and reflect the consideration to which the Company expects to be entitled. The Company records revenue based on a five-step model in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). For its contracts with customers, the Company identifies the performance obligations (goods or services), determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) the performance obligation is transferred to the customer. A good or service is transferred when (or as) the customer obtains control of that good or service. The Company satisfies its performance obligation and recognizes revenue at the time the customer obtains the rights to the product, which is generally when goods are shipped. As a result, the majority of the Company’s revenue is recognized at a point in time, at shipment.

Provisions for customer volume rebates, product returns, discounts and allowances are variable consideration and are recorded as a reduction of revenue in the same period the related sales are recorded. Such provisions are calculated using historical averages adjusted for any expected changes due to current business conditions. Consideration given to customers for cooperative advertising is recognized as a reduction of revenue except to the extent that there is a distinct good or service and evidence of the fair value of the advertising, in which case the expense is classified as marketing and selling expense. Advertising expenses included within marketing and selling expenses were $0.1 million and $0.1 million for the years ended March 31, 2025 and 2024, respectively. Sales tax for the sale of products is applied to the invoice and recorded as an accrued liability.

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

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

Share Based Compensation

The Company expenses share based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. The Company accounts for forfeitures as they occur. Share-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. For awards with performance conditions, compensation cost is recognized over the requisite service period based on the actual or expected achievement of the performance condition. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of share-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company estimates the fair value of restricted stock award grants on the date of issuance. All share-based compensation costs are recorded in general and administrative or research and development costs in the condensed consolidated statements of operations and comprehensive loss based upon the underlying individual’s role at the Company. Share based awards that do not meet the criteria for equity classification are recorded as liabilities and adjusted to fair value at the end of each reporting period.

Comprehensive Loss

Comprehensive loss of all periods presented is comprised primarily of net (loss) income and foreign currency translation adjustments.

Segment Reporting

The Company determines its reporting units in accordance with FASB ASC 280, Segment Reporting (“ASC 280”). The Company evaluates a reporting segment by first identifying its operating segments under ASC 280. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) to allocate resources and assess performance. The Company defines its CODM to be its president and chief operating officer. The Company then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated. The Company has one operating segment and therefore one reporting segment.

The CODM reviews the financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating the Company’s financial performance. The CODM utilizes financial metrics, such as consolidated revenue, gross profit, and income (loss) from operations, as the financial measures for making decisions. This enables the CODM to assess the overall level of available resources and determine how best to deploy these resources across research and development projects in line with the long-term company-wide strategic goals. Management reviews its business as a consolidated segment, using financial and other information rendered meaningful only by the fact that such information is presented and reviewed in the aggregate. The measure of segment assets is reported in the accompanying consolidated balance sheets as “Total assets.” There are no significant segment expenses as the expenses that are included in consolidated loss from operations are general and administrative and research and development. There is no change in the Company’s operating or reporting segments for the year ended March 31, 2025.

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

Concentration of Business and Credit Risk

As of March 31, 2025, the Company maintained deposits in a single bank that exceeded the federal insured deposit limit of the Federal Deposit Insurance Corporation (FDIC).

During the years ended March 31, 2025 and 2024, respectively, the Company generated approximately 64% and 72% of its total revenue from three customers.

As of March 31, 2025 and March 31, 2024, respectively, 64% and 77% of its total accounts receivable were from three customers.

Fair Value of Financial Instruments

In accordance with FASB ASC 820 Fair Value Measurements and Disclosures, the Company uses a three-level hierarchy for fair value measurements of certain assets and liabilities for financial reporting purposes that distinguishes between market participant assumptions developed from market data obtained from outside sources (observable inputs) and our own assumptions about market participant assumptions developed from the best information available to us in the circumstances (unobservable inputs). The fair value hierarchy is divided into three levels based on the source of inputs as follows:

●	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;
●	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active; and
●	Level 3 – inputs to the valuation methodology are unobservable and insignificant to the fair value measurement.

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company believes the carrying amounts of its cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, and other current liabilities approximated their fair values as of March 31, 2025 and March 31, 2024 due to their short-term nature. All carrying amounts of other applicable assets and liabilities on the Company’s balance sheet approximate fair value. For long-term debt, the estimated fair value approximates its carrying value, as the interest rate is in line with the market interest rates for this type of debt.

Foreign Operations and Foreign Currency

The Company’s reporting currency is the U.S. dollar and the Company’s records are maintained in U.S. dollars. Assets and liabilities, including any amounts due or receivable from foreign entities, are translated into the reporting currency using the exchange rates in effect on the consolidated balance sheet dates. Equity accounts are translated at historical rates, except for the change in retained earnings during the year, which is the result of the consolidated statement of operations translation process. Any revenues or expenses that are billed in foreign currency are converted at the average rates of exchange prevailing during each period. Realized and unrealized foreign currency exchange gains and losses arising from transactions denominated in currencies other than the U.S. dollar are reflected in earnings. The cumulative translation adjustments associated with the net assets of foreign entities are recorded in accumulated other comprehensive loss in the accompanying consolidated statements of changes in stockholders’ equity.

Operations outside the United States include entities in Mexico, conducting business in Mexican Pesos, and the United Kingdom, conducting business in the British Pound. The Company also transacts business in other foreign countries. Foreign operations are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government price or foreign exchange controls, and restrictions on currency exchange.

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

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

As of April 14, 2023, Zircon’s election to be an S Corporation under the Internal Revenue Code was no longer in effect.

Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net income or loss attributable to ZRCN by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share excludes, when applicable, the potential impact of stock options, warrant shares, and other dilutive instruments because their effect would be anti-dilutive. Diluted net income per share, when applicable, includes the stock options and warrant shares because their effect would be dilutive. Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. The dilutive securities outstanding are as follows:

	March 31, 2025	March 31, 2024
Stock options	3,216,500	—
Warrants	217,184	217,184

Leases

The Company accounts for leases under ASC Topic 842, which requires the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet.

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

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

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

Accounting Standards Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The new standard requires a company to disclose incremental segment information on an annual and interim basis, including significant segment expenses and measures of profit or loss that are regularly provided to the chief operating decision maker. The standard was effective for the Company beginning in fiscal year 2024 and interim periods within fiscal year 2025, with early adoption permitted. As of March 31, 2025, ASU 2023-07 became effective and the Company’s management adopted ASU 2023-07 in its financial statements and related disclosures.

Recently Issued Accounting Standards Not Yet Adopted

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

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

In November 2024, the FASB issued ASU 2024-03, the intent of which is to improve financial reporting and respond to investor input by requiring public business entities to disclose additional information about certain expenses in the notes to financial statements in interim and annual reporting periods. Among other provisions, the new standard requires disclosure of disaggregated amounts for expenses such as employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement. Public business entities are required to include certain amounts that are already required to be disclosed under GAAP in the same disclosure as the other disaggregation requirements as well as a qualitative description of any amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The new standard also requires disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. An entity is not precluded from providing additional voluntary disclosures that may provide investors with additional decision-useful information. In January 2025, the FASB issued ASU Update 2025-01, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40).” The Board issued this Update to clarify the effective date of Accounting Standards Update 2024-03 to be effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The amendments in the new standard should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. Management does not expect this guidance to have a material impact to its consolidated financial statements or related disclosures.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810) (“ASU 2025-03”), which clarifies the requirements for determining the accounting acquirer in the acquisition of a variable interest entity. ASU 2025-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments in this update require that an entity apply the new guidance prospectively to any acquisition transaction that occurs after the initial application date. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the disclosure impact that ASU 2025-03 may have on its consolidated financial statement presentation and disclosures.

In May 2025, the FASB issued ASU 2025-04, Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606) (“ASU 2025-04”), which clarifies the requirements for share-based consideration payable to a customer. The amendments in this update are effective for all entities for annual reporting periods (including interim reporting periods within annual reporting periods) beginning after December 15, 2026. Early adoption is permitted for all entities. The Company is currently evaluating the disclosure impact that ASU 2025-04 may have on its consolidated financial statement presentation and disclosures.

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). This standard introduces a practical expedient that companies can choose to apply when determining allowances for credit losses. Specifically, it permits companies to assume that the current conditions as of the balance sheet date remain unchanged throughout the remaining life of the assets. This standard is effective for the Company for annual reporting periods beginning after December 15, 2025, and requires prospective application. The Company is currently evaluating the impact of ASU 2025-05, however, does not expect it to have a material impact on its consolidated financial statements.

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

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

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

Debt Settlement Agreement

In connection with the Merger, the Company entered into debt settlement agreements (the “Debt Settlement Agreements”) with certain third-party creditors of the Company under which the Company agreed to make certain payments over the 12 months following the Merger to the creditors in satisfaction of an aggregate of $0.4 million which was owed to them. During the year ended March 31, 2025, the Company paid debt assumed in connection with the Harmony merger in the amount of less than $0.1 million. As of March 31, 2025, the Company has repaid $0.4 million to the creditors and there was no remaining balance.

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

5. Revenue

Disaggregation of Revenue from Contracts with Customers

Revenue disaggregated according to the timing of transfer of goods (e.g., at a point in time) for the years ended March 31, 2025 and 2024, respectively, were as follows:

	For the Year Ended March 31,
(In thousands)	2025	2024
Revenue generated per major product line
Stud sensor edge	$15,910	$18,652
Multifunctional scanners	3,502	4,787
Stud sensor center	5,748	5,324
Target control products	1,571	1,596
Other	1,344	1,160
Total Revenue	$28,075	$31,519

Revenue disaggregated according to the geographical location of customers for the years ended March 31, 2025 and 2024, respectively, were as follows:

	For the Year Ended March 31,
(In thousands)	2025	2024
Revenue by geographic location of customers
United States	$24,617	$27,990
Canada	1,762	1,697
Japan	1,138	938
Europe	477	350
Others	81	544
Total Revenue	$28,075	$31,519

6. Inventory

Inventory consisted of the following:

(In thousands)	March 31, 2025	March 31, 2024
Finished goods, net	$6,948	$6,930
Raw materials, net	4,233	4,909
Work in process, net	1,275	2,218
	$12,456	$14,057

Allowance for slow moving and obsolete inventory was estimated at $1.1 million and $0.4 million as of March 31, 2025 and March 31, 2024, respectively.

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

7. Property and Equipment

Property and equipment consisted of the following:

(In thousands)	March 31, 2025	March 31, 2024
Manufacturing equipment	$9,806	$9,315
Computer equipment	2,824	2,774
Leasehold improvements	1,155	1,218
Furniture and office equipment	908	955
Vehicles	272	275
	14,965	14,537
Construction in progress	363	423
	15,328	14,960
Less accumulated depreciation and amortization	(13,734)	(13,157)
	$1,594	$1,803

For the years ended March 31, 2025 and 2024, depreciation and amortization expense was $1.0 million and $0.7 million, respectively.

Construction in progress consists of assets and technologies under development. The Company starts depreciation once the assets are completed and placed in service.

8. Intangible Assets

The Company’s intangible assets consisted of the following:

(In thousands)	March 31, 2025			March 31, 2024
Finite-lived intangible assets (1):	Intangibles, Gross	Accumulated Amortization	Intangibles, Net	Intangibles, Gross	Accumulated Amortization	Intangibles, Net
Patents issued and pending	$2,335	$(1,708)	$627	$2,340	$(1,615)	$725
Exclusivity rights and licenses	168	(111)	57	168	(101)	67
Total finite-lived intangible assets	$2,503	$(1,819)	$684	$2,508	$(1,716)	$792

Finite-lived intangible assets (1):	March 31, 2025 Weighted Average Life
Patents issued and pending	13.0
Exclusivity rights and licenses	4.9

(1)	Finite-lived intangible assets have estimated useful lives of five to twenty years, and are being amortized to operating expenses on a straight-line basis.

For the years ended March 31, 2025 and 2024, amortization expense was approximately $0.1 million and $0.1 million, respectively.

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

Expected future amortization expense of acquired finite-lived intangible assets as of March 31, 2025 is as follows:

For the Years Ending March 31, (In thousands)	Amount
2026	$140
2027	130
2028	125
2029	100
2030	95
Thereafter	94
$684

9. Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2025 and 2024, respectively:

	March 31, 2025	March 31, 2024
(In thousands)		As Revised
Rebates	$278	$538
Accrued taxes	129	361
Sales expense	267	205
Payroll and related	303	334
Advertising allowance	87	134
Vacation	359	389
Professional services	297	94
Accrued stockholder distributions	—	659
Interest	—	75
	$1,720	$2,789

See Note 3 for an illustration of the reported balance and the revised balance for Accrued expenses for the period ended March 31, 2024.

10. Debt

Line of Credit

The Company had a revolving line of credit with a bank, allowing borrowings up to $10 million, with interest at a fixed rate for a fixed term (2.36% per annum in excess of the Daily Simple Secured Overnight Financing Rate (“SOFR”) or variable rate (“Reference Rate”) selected by management which was 9.5% and was secured by substantially all of the Company’s assets.

On May 31, 2024, the Company entered into a Revolving Credit Agreement (the “Credit Agreement”) with FGI Worldwide LLC, as Agent for the lender (“FGI”). The Credit Agreement provides for a $15.0 million senior secured revolving credit facility (the “Credit Facility”) available to be used by the Company, Zircon and its Affiliates for replacement and discharge of the Company’s prior line of credit balance of $8.8 million, and matures on May 31, 2027. The Company, Zircon and the Affiliates are guarantors of all of the obligations under the Credit Agreement and the Company’s four principal shareholders are limited guarantors thereof.

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

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

The Credit Agreement bears interest measured by such outstanding amounts on receivable advances and inventory advances that accrue interest at the greater of 5.25% per annum or 3.00% above the base rate. Interest is charged on the last day of each month on a daily net balance of funds advanced or otherwise charged to the Company.

The Credit Agreement requires the Company to comply with a maximum total net leverage of $15.0 million and a minimum fixed charge coverage ratio of 1.10. As of March 31, 2025, the Company was not in compliance with the fixed charge coverage ratio and is working with the lender to obtain a waiver. See Note 17.

The Company recognized deferred financing costs of approximately $0.3 million for bank fees which will be amortized over three years and recorded as interest expense. For the year ended March 31, 2025, the Company recognized approximately $0.1 million as interest expense for the amortization of deferred financing costs. For the years ended March 31, 2025 and 2024, interest expense on the line of credit totaled $0.8 million and $0.7 million, respectively.

Notes payable to Stauss Family Administrative Trust

The Company has notes payable to the Stauss Family Administrative Trust to repay loans made to the Company. As of March 31, 2025, the outstanding principal balance was approximately $0.7 million. Under the original terms of the agreement, the note was due and payable in December 2025 with interest accruing at 5.5% per annum, which was to be paid quarterly and is included in accrued expenses. The entire principal balance of $0.7 million and the accrued interest of approximately $9,000 will now be due and payable on December 31, 2027. The note is subordinated to the Credit Agreement and no payment is to be made on the note without prior approval from the lender.

On March 27, 2025, the Board of Directors of Zircon Corporation and the Stauss Family Administrative Trust agreed to extend the maturity dates of both promissory notes to December 31, 2027. There was no change to the principal amount or the annual interest rate.

For the years ended March 31, 2025 and 2024 the interest expense on the notes payable to the Stauss Family Administrative Trust totaled $37,000 and $30,000, respectively.

Loan Repayment

Section 13(k) of the Exchange Act provides that it is unlawful for a company, such as ZRCN, that has a class of securities registered under Section 12 of the Exchange Act to, directly or indirectly, including through any subsidiary, extend or maintain credit in the form of a personal loan to or for any director or executive officer of the Company. In March 2022, Zircon Corporation, the Company’s wholly-owned subsidiary, loaned our chief executive officer funds to pay certain tax obligations, which was still outstanding when Zircon was acquired in April 2023, which may have violated Section 13(k) of the Exchange Act as a result of the transition from private to public company accounting. The loan was repaid in August 2023 as soon as management became aware of the possible violation. The loan repayment was made by means of an offset to beneficial amounts of our chief executive officer in certain loans to the Company to which offset he did not object. Issuers that are found to have violated Section 13(k) of the Exchange Act may be subject to civil sanctions, including injunctive remedies and monetary penalties, as well as criminal sanctions. In accordance with ASC 450, Contingencies, no amounts have been accrued for a loss contingency as it is not estimable as of March 31, 2025. The imposition of any of such sanctions could have a material adverse effect on our business, financial position, results of operations or cash flows.

11. Profit Sharing and 401(k) Plan

The Company has a defined contribution profit sharing plan for all eligible employees. Contributions to the profit sharing plan are determined annually by the Board of Directors. There were no profit sharing contributions made during the years ended March 31, 2025 and 2024.

All eligible employees are also allowed to participate in the Company’s 401(k) plan. The Company’s contributions to the plan are based on a specified percentage of each participant’s eligible contribution, decided annually by the Board of Directors, as defined in the plan document. For the years ended March 31, 2025 and 2024, the Company made contributions to the 401(k) plan of less than $0.1 million, respectively.

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

12. Equity

On February 28, 2024 the Company adopted a 2024 Equity Incentive Plan (the “Equity Plan”). The Plan provides for granting of stock options (“Options”), restricted stock units (“RSUs”), and other equity-based awards tied to the value of shares of common stock to key personnel, including directors, officers, employees, consultants, and advisors of the Company and its subsidiaries. The Plan provides for the grant of options (which may include “incentive stock options” (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”)), stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), and other stock-based awards. As of March 31, 2025, 40,000,000 shares are authorized for issuance and 36,883,500 shares remain available for issuance under the Equity Plan. The number of shares of Common Stock available for grant and issuance under this Plan will be automatically increased on the first day of each calendar year beginning with the first January 1 following the effective date and ending with the last January 1 during the initial ten-year term of the Equity Plan, equal to the lesser of (A) five percent (5%) of the shares of Common Stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (B) such lesser number of shares of Common Stock as determined by the Board.

The following table summarizes the Company’s employee and non-employee Option activity under the Equity Plan for the following periods:

	Number of shares	Weighted average exercise price	Weighted average remaining term (years)	Aggregate intrinsic value (in thousands)
Outstanding as of March 31, 2023	—	—	—	—
Options granted	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of March 31, 2024	—	—	—	—
Options granted	3,236,500	0.86	3.44	—
Forfeited	20,000	0.75	—	—
Outstanding as of March 31, 2025	3,216,500	0.79	3.44	—
Exercisable as of March 31, 2025	—	—	—	—

During the year ended March 31, 2025, the Company issued 3,236,500 common stock options, with an aggregate grant date fair value of $0.9 million, as determined utilizing the Black-Scholes model, to employees and a nonemployee member of the Board of Directors. The 48,000 stock options awarded to the member of the Board of Directors for continual service will vest on August 14, 2025. The remaining 3,188,500 stock options awarded to employees will vest on an annual basis over five years from each awards’ respective grant date. In accordance with the Equity Plan, the 20,000 options that were forfeited are available again to be granted. No stock options had vested or were exercised as of March 31, 2025.

During the year ended March 31, 2025, the Company recognized $0.1 million in stock based compensation, included in general and administrative expenses in the accompanying statements of operations and comprehensive income (loss). As of March 31, 2025 there was $0.8 million of unrecognized share based compensation expense related to unvested stock options over a weighted average term of 3.4 years.

The assumptions used to calculate the fair value of the options are summarized as follows:

March 31, 2025
Volatility	36% - 75%
Risk-free rate	3.5% - 4.6%
Expected life (in years)	3 - 5
Stock price	$0.75 - 0.83
Exercise price	$0.75 - 0.83

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

During the year ended March 31, 2025, the Company issued common shares to a consultant, with each issuance valued at less than $0.1 million at the following dates:

●	On June 30, 2024, the Company issued 25,000 common shares with a value of approximately $22,000;
●	On July 17, 2024, the Company issued an additional 8,329 common shares with a value of approximately $7,000;
●	On October 24, 2024, the Company issued an additional 24,999 common shares with a value of approximately $19,000;
●	On January 15, 2025, the Company issued an additional 24,999 common shares with a value of approximately $19,000;
●	Between January 16, 2025 and February 19, 2025, the Company issued an additional 206,163 common shares with a value of approximately $0.2 million

As these common shares were fully vested upon the date of grant, the grant date fair value was expensed in the respective period of the grant date.

During the year ended March 31, 2025, the Company made distributions of $0.7 million to certain related party shareholders and one director shareholder for taxes due as a result of the Company converting from an S corporation to a C corporation, of which the total distribution was paid in cash. During the year ended March 31, 2025, the Company made distributions to shareholders in the amount of $8.2 million, which was subsequently reinvested into the Company.

See Note 3 for an illustration of the reported balance and the revised balance for Retained earnings for the period ended March 31, 2024.

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

The following table provides the activity for all warrants for the years ended March 31, 2025 and 2024:

	Total Warrants	Weighted Average Remaining Term	Weighted Average Exercise Price
Outstanding as of March 31, 2024	217,184	9.2	$0.20
Outstanding as of March 31, 2025	217,184	8.2	$0.20

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

14. Commitments and Contingencies

Legal Proceedings

Zircon is engaged in procedures to protect its proprietary rights and has filed complaints with the Federal Trade Commission and the Customs and Border Patrol.

Zircon Corporation v. Stanley Black & Decker, Inc.

A stay, placed on Zircon’s patent infringement suit filed against Stanley Black & Decker, Inc. (“SBD”) in the Federal District Court in the Northern District of California in December 2019, was released on May 8, 2024 following disposition of the International Trade Commission (“ITC”) matter between the parties filed by Zircon. The parties met and conferred and participated in a Court supervised mediation on September 18, 2024 that resulted in a Settlement Agreement entered into on October 15, 2024. Pursuant to the Settlement Agreement, Zircon and Stanley provided releases to one another and their respective subsidiaries and affiliates and Stanley received a fully paid patent license under certain Zircon patents in exchange for payment to Zircon of $0.8 million and dismissal with prejudice of the subject litigation. The payment has been made and dismissal filed. Zircon included the settlement amount in the other income line item in the Consolidated Statement of Operations for the year ended March 31, 2025. The matter is closed.

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

Leases

The Company’s corporate headquarters in Campbell, California are leased from the trust of one of the former shareholders of the Company for approximately $19,000 per month under a lease expiring in December 2027. The lease requires the Company to pay utilities, maintenance and real estate taxes. Rent expense was approximately $0.2 million and $0.2 million for the years ended March 31, 2025 and 2024, respectively.

The Company leases office equipment through a lease that expires in June 2026 and requires monthly lease payments of less than $0.1 million for a period of five years. The total lease expense for the years ended March 31, 2025 and 2024 amounted to less than $0.1 million in each respective period.

The Company had leased a vehicle that expired on July 2024 and required monthly lease payments of less than $0.1 million for a period of three years. In July of 2024 the Company leased a new vehicle under the same terms, that expires in June 2027 with required monthly lease payments of less than $0.1 million for a period of three years. The total lease expense for the years ended March 31, 2025 and 2024 amounted to less than $0.1 million in each respective period.

The components of lease expense, which include short-term and variable lease expense and are included in selling, general and administrative expense, are as follows:

(In thousands)	March 31, 2025	March 31, 2024
Operating lease expense	$287	$248
Total lease cost	$287	$248

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

The following table provides the weighted average lease term and weighted average discount rate as of March 31, 2025 and 2024, respectively:

	March 31, 2025	March 31, 2024
Weighted average remaining lease term (in years)	3.1	3.9
Weighted average discount rate	7.0%	7.0%

Future minimum lease payment under non-cancellable lease as of March 31, 2025 are as follows:

Maturities of lease liabilities (In thousands)	Operating Leases
Year ending March 31,
2026	$248
2027	239
2028	174
2029	—
2030 and thereafter	—
Total Minimum Lease Payments	661
Less effects of discounting	(75)
Present value of future minimum lease liabilities	586
Less current portion of operating lease liability	(213)
Operating lease liability, net of current portion	$373

Executive Agreement

On October 1, 2012, Zircon Corporation (the” Company”) and John R. Stauss (the “Executive”) entered into an Employment Agreement (“Agreement”). The Agreement established an annual Base Salary of not less than $300,000 paid in periodic installments in accordance with the Company’s regular payroll practices. The Agreement also provides for a bonus equal to 20% of net income based on revenue and profitability targets as set forth in the Company’s Business Plan. The performance bonus is calculated and paid on a quarterly basis. Under the terms of the Agreement, Mr. Stauss was paid $43,031 in October 2023 for the performance results through the quarter ended September 30, 2023. The Agreement also entitles the Executive to participate in employee benefit plans of the Company consistent with the benefit plan requirements for all employees. The Executive is also entitled to prompt reimbursement by the Company for all reasonable ordinary and necessary travel, entertainment and other expenses incurred by the Executive during the employment period. The Agreement has been extended through March 31, 2027.

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

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

The Company has notes payable to the Stauss Family Administrative Trust to repay loans made to the Company. As of March 31, 2025, principal balance of $0.7 million is due and payable in December 2027. Interest accrued at 5.5% per annum is paid quarterly and included in accrued expenses. The note is subordinated to the line of credit note payable to the bank and no payment is to be made on the note without prior approval from the Company’s lender. For the years ended March 31, 2025 and 2024, the interest expense on notes payable to the Stauss Family Administrative Trust totaled less than $0.1 million, respectively.

16. Income Taxes

The components of income tax expense (benefit) consists of the following:

	For the Years Ended March 31,
(In thousands)	2025	2024
Current:
Federal	$(32)	$340
State	25	4
International	81	85
Total current expense	74	429
Deferred:
Federal	443	(443)
State	56	(56)
Total deferred (benefit) expense	499	(499)
Income tax (benefit) expense	$573	$(70)

A reconciliation of total income tax provision and the amount computed by applying the federal statutory income tax rate of 21.0% to loss before provision from income taxes is as follows:

	For the Years Ended March 31,
(In thousands)	2025	2024
Tax (benefit) expense at statutory rates	$(508)	$5
Effect of:
Research and development credits generated	(67)	—
Return to provision	(124)	—
Valuation allowance	1,053	—
Conversion of S corporation to C corporation	—	(163)
State income taxes, net of federal benefit	125	(41)
ASC 740-10 penalty	—	22
International	81	85
Other items	13	22
Total	$573	$(70)

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows:

	As of March 31, 2025	As of March 31, 2024
(In thousands)
Deferred tax assets:
Accrued vacation	$89	$105
Inventory reserve	288	122
Capitalized research and development	787	558
Interest expense limitation	148	—
Lease liability	160	215
Net operating loss carryforward	104	—
Research and development tax credit	38	—
Other	21	15
	1,635	1,015
Less: Valuation allowance	(1,345)	—
Total deferred tax assets	290	1,015

Deferred tax liabilities
ROU Asset	(153)	(206)
Fixed assets	(137)	(310)
Total deferred tax liabilities	(290)	(516)

Net deferred tax asset	$—	$499

Management considers that it is not more likely than not that deferred tax assets will be realizable as of March 31, 2025. Therefore a full valuation allowance has been established against deferred tax assets. In the tax years ended March 31, 2025 and March 31, 2024, respectively, the valuation allowance increased by $1.3 million and $0, respectively. As of March 31, 2025 and March 31, 2024, the Company recorded a valuation allowance of $1.3 million and $0, respectively, against the deferred tax asset balance as realization is uncertain due to a history of operating losses.

The Company has federal net operating loss carryforwards as of March 31, 2025 and as of March 31, 2024 of approximately $2.3 million and $2.0 million, respectively. The net operating loss as of March 31, 2024 was acquired via the acquisition of Harmony Energy Technologies Corporation and is subject to Section 382 loss limitations. The federal net operating losses were generated in years later than the 2017 tax year and are thus not subject to expiration under the Tax Cuts and Jobs Act. Federal net operating losses may offset up to 80% of federal taxable income in any tax year, subject to Section 382 loss limitations. The Company is subject to a federal Section 382 annual limitation of approximately $0.1 million, and net operating losses of approximately $0.1 million and $.1 million are deducted in the years ended March 31, 2025 and March 31, 2024, respectively. No formal Section 382 study has been completed, and therefore the Company has determined to reflect these net operating losses as uncertain tax benefits.

The Company has federal Section 163(j) interest expense carryforwards of $0.7 million and $0 as of March 31, 2025 and March 31, 2024, respectively. Section 163(j) attributes carry forward indefinitely. The Company has federal Research & Experimentation tax credits of less than $0.1 million and $0 as of March 31, 2025 and March 31, 2024, respectively, which will begin to expire after March 31, 2045.

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

The Company has state net operating loss carryforwards of $1.5 million and $0 as of March 31, 2025 and March 31, 2024, respectively, which will begin to expire after March 31, 2045 and which are not believed to be subject to Section 382 annual limitations.

The Company files a US federal tax return, a California state tax return, and a Chinese tax return. The federal tax returns for the March 31, 2021 and later years are open to examination, while the California tax returns for the March 31, 2020 and later years are open to examination. The Chinese tax returns are subject to various statutes of limitations. The Chinese tax provision is de minimis as the Company has limited operations in China. Affiliates of the Company file income tax returns in Mexico and the UK, which are subject to various statutes of limitations.

The Company has unrecognized tax benefits as of March 31, 2025 and 2024 of $0.6 million and $0.6 million, respectively.

	As of March 31, 2025	As of March 31, 2024
(In thousands)
Unrecognized tax benefits, beginning balance	$550	$—
Current year increases in unrecognized tax benefits due to tax positions taken in current period	—	528
Recognized interest and penalties	7	22
Unrecognized tax benefits, end balance	$557	$550

The Company acquired federal net operating losses of approximately $2.5 million via the acquisition of Harmony Energy Technologies Corporation and has used approximately $0.2 million of these net operating losses from the acquisition period through the year ended March 31, 2025. The tax benefits of these net operating losses is deemed to be an unrecognized tax benefit. The Company additionally has federal net operating loss carryforwards as of March 31, 2025 and March 31, 2024 of approximately $2.3 million and $2.0 million, for which a deferred tax asset is recorded but was fully reserved and written down to zero as uncertain tax benefits in the period ended March 31, 2024. As the net operating losses are utilized on federal tax returns, and the statute of limitations lapses on such tax returns, the benefits of the net operating losses will be recognized in the financial statements as a reduction of tax expense.

The Company recognized interest and penalties associated with uncertain tax positions of less than $0.1 million in the years ended March 31, 2025 and March 31, 2024, respectively. As of March 31, 2025, the Company has accumulated interest and penalties associated with uncertain tax positions of less than $0.1 million.

On July 4, 2025, subsequent to the balance sheet date, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA makes significant changes to US tax law, including allowing for an immediate deduction for research & development expenses, among other changes. The financial effects of the OBBBA are still being evaluated and an estimate of the financial impact is not yet practicable at the time of issuance of these financial statements.

16. Subsequent Events

On April 30, 2025, the Company received a Notice of Default (the “Notice”) on its Revolving Credit, Security, and Guaranty Agreement (the “Credit Agreement”) with FGI Worldwide LLC (the “Lender”) as a result of, among other things, being non-compliant with its Fixed Cost Coverage Ratio covenant (as defined in the Credit Agreement) and one additional non-financial covenant and failing to cure the non-compliance (collectively, the “Existing Defaults”). The Existing Defaults are primarily due to reduced revenues and duties incurred on products imported from China. The Company continues to be able to borrow and receive advances under the Credit Agreement.

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

On July 15, 2025, the Company entered into a forbearance agreement and first amendment to Credit Agreement (the “Forbearance Agreement”) with FGI Worldwide LLC, as Agent for the lender (“FGI”) amending, modifying and other wise affecting that certain Revolving Credit Agreement, dated May 31, 2024.

Pursuant to the Forbearance Agreement, the Agent has agreed to forbear from exercising any of its rights and remedies arising under the Credit Agreement and applicable law as a result of the occurrence and continuance of certain specified existing events of default until the earlier of (a) February 28, 2026 and (b) the date on which any Termination Event (as defined in the Forbearance Agreement) occurs (the “Forbearance Period”). The Forbearance Agreement, among other things: (i) permits the Company to not comply with its Fixed Cost Coverage Ratio covenant until the end of the Forbearance Period, (ii) increases the Revolving Interest Rate (as defined in the Credit Agreement) from 3.0% to 3.3%, (iii) increases the Management Fee (as defined in the Credit Agreement) from 0.2% to 0.3%, (iv) requires the Company to prepare and deliver to Agent a budget on a weekly basis, (v) requires the Company to enter into a payment plan with its Key Supplier (as defined in the Forbearance Agreement), (vi) requires the Company to maintain certain minimum consolidated EBITDA through the Forbearance Period, (vii) requires the Company to use commercially reasonable efforts to contribute $2,000,000 to the capital of Zircon on or prior to February 28, 2026, which amounts shall be held in a Blocked Account (as defined in the Credit Agreement), and (viii) requires Zircon to engage the services of a third party consultant to advise on all aspects of the business, operations and properties of the Company and Zircon within 21 days of the date of execution of the Forbearance Agreement. The Company did not meet its EBITDA target for July 2025 but was granted a waiver from the lender on September 5, 2025.

In accordance with an agreement with S.C.E. Partners (“SCE”) dated May 15, 2023 and amended on July 15, 2024, the Company will issue an additional 48,998 common shares to SCE for the six months ended September 4, 2025. The agreement with SCE was not renewed and is not terminated.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal accounting and financial officer has concluded that as of March 31, 2025, our disclosure controls and procedures were not effective as of such date as a result of material weaknesses in our internal control over financial reporting due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping. Under the direction of our principal executive officer and principal financial and accounting officer, we are developing a plan to remediate the material weaknesses.

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

As of March 31, 2025, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of March 31, 2025, our internal control over financial reporting had material weaknesses that lack adequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping and we are implementing plans to improve such internal control.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

No officer or director of the Company adopted or terminated a “rule 10b4-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

The following table sets forth the name, age and position of each of our executive officers, key employees and directors as of August 27, 2025. All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers serve at the discretion of the board.

Name	Age	Position
John Stauss (1)	68	Chief Executive Officer, Chairman and Director
Jeff Parsons (2)	66	Chief Financial Officer
Robert Wyler (3)	81	General Counsel and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Notes:

(1) On April 14, 2023, Mr. Stauss was appointed to serve as our Chief Executive Officer, Chairman, and a Director, effective immediately.

(2) On July 17, 2024, Mr. Parsons was appointed to serve as our Chief Financial Officer, effective immediately.

(3) On April 17, 2023, Mr. Wyler was appointed to serve as our General Counsel, effective immediately, and was appointed as a director on May 12, 2023.

John Stauss, age 68, was appointed on April 14, 2023, to serve as our Chief Executive Officer, Chairman and a Director, effective immediately. Mr. Stauss originally joined Zircon in 1984 as Operations Manager. In 1989, he was promoted to President where he served in that capacity until 2000. Mr. Stauss stepped down as President but remained a Director of the company from 2000 – 2006. In 2006, Mr. Stauss returned to Zircon as its Chairman and CEO, where he has continually sought to set broad performance objectives for Zircon to deliver excellence with a high degree of focus on consistent profitability, technical superiority, intellectual property development, industrial design and industry-leading vendor and end-user support. Mr. Stauss graduated from Homestead Highschool in 1975 and Cal Poly, San Luis Obispo with a Bachelors in Biochemistry in 1982 and a Masters in Business Administration (MBA) in 1984.

Jeff Parsons, age 66, was appointed on July 17, 2024, to serve as our Chief Financial Officer, effective immediately. Mr. Parsons served as Interim Controller and Interim Chief Accounting Officer of Invitae Corporation, a genetic testing company, from March 2023 to November 2023. He served as Interim Controller at Imperfect Foods, a produce delivery company, from March 2022 to January 2023. Between September 2021 and March 2022 Mr. Parsons explored new opportunities. Prior to that, from May 2013 to September 2021 Mr. Parsons served as Corporate Controller at Adesto Technologies Corporation (“Adesto”), a provider of semiconductors and embedded systems. He also served as a financial consultant to Adesto from December 2012 to April 2013. Prior to 2012 Mr. Parsons worked in various senior financial positions for Gigoptix, Inc., a supplier of semiconductor components, Alliance Semiconductor Corporation, a semiconductor manufacturer, Lara Networks, Inc., a provider of network application processors and broadband switching solutions, Cirrus Logic, Inc., a fabless semiconductor supplier and Cypress Semiconductor Corporation, a semiconductor design and manufacturing company. Mr. Parsons has an M.S. in Industrial Administration from Carnegie-Mellon University and a B.A. in Economics from Vanderbilt University.

Robert Wyler, age 81, was appointed on April 14, 2023, to serve as our General Counsel and Secretary, effective immediately. Mr. Wyler was also appointed to serve as a director of the Company on May 13, 2023. Mr. Wyler is a co-Founder of Zircon Corporation and is currently Vice President and Secretary, as well as the company’s General Counsel and a Director. Bob has served in various senior leadership and legal roles with domestic and international technology companies, including Varian Associates, a public company based in Palo Alto and Litronix, Inc. of Cupertino, CA., where he was responsible for supervision and management of all of the company’s legal matters both in the US and also across Litronix’s international operations in Europe, Malaysia, Singapore and Mauritius. Mr. Wyler received a Bachelor of Science in Mechanical Engineering from Stanford University in 1965, and a Juris Doctorate (JD) from Hastings College of Law in San Francisco in 1968.

Board of Directors

During the year ended March 31, 2025 the Company added three new, non-employee directors to its Board of Directors. In conjunction with this, Ron Bourque resigned his position as a director of the Company. The Company now has five directors on its Board.

Joseph R. Bronson, age 77, has served as Chief Executive Officer and Principal of The Bronson Group, LLC., a business advisory group focused on operational and financial consulting since 2012. He also is an advisor and supervisory board member of Solayer, an equipment company based in Germany and China in the advanced optical applications area. He has been an adviser to AMEC, a semiconductor equipment company, based in Shanghai, China since 2008. From 2016 to 2021 Mr. Bronson was a Managing Director and Strategic Advisor to Cowen, a New York City based investment bank. In February 2024, he became an advisor to FMC (Ferro-electric Memory Corporation), a company involved in the design and fabrication of advanced memory semiconductor chips. In 2025, Mr. Bronson joined the board of directors of FMC. From January 1998 to October 2004 Mr. Bronson served as the Chief Financial Officer of Applied Materials, a semiconductor equipment manufacturer in Santa Clara, CA.

Mr. Bronson currently serves on the board of PDF Solutions, Inc. (NASDAQ: PDFS), a leading provider of comprehensive data solutions for the semiconductor ecosystem, as the lead Director. Mr. Bronson currently serves as a Regent at Santa Clara University and Loyola Marymount University. He had been a member of the Board of Trustees of Fairfield University from 2009 until February 2021. He is a past Chair of the Board of Trustees of Bellarmine Preparatory School in San Jose, California and became an Emeritus Director in 2023 after 20 years of service. He is also the Chair of the Advisory Board of the Leavey School of Business at Santa Clara University. Mr. Bronson is a certified public accountant and holds a Bachelor of Science degree in accounting from Fairfield University and a Master of Business Administration from the University of Connecticut.

Brian Wong:, age 63, an experienced technology CEO and executive, currently serves on the Boards of Directors of, or is an executive in, a number of companies, including the following: a) Board member of Terraline Trucks, Inc. headquartered in Fremont California, which is dedicated to building a revolutionary electric battery, long-haul (500+ miles), Class-8 heavy truck that supports any driver, human or autonomous; b) President of Zelos Energy, headquartered in San Leandro, California, where he is overseeing development of low cost, long life, and eco-friendly rechargeable Zinc Batteries addressing renewable energy storage applications and providing advice on strategy, scale-up, strategic partnering and fundraising; c) President of Moso4 Advisory, Inc. headquartered in Rancho Palos Verdes, California, through which he provides strategic advisory and consulting for technology companies and Venture Capital investors; d) Board member of Lemurian Labs headquartered in Menlo Park, California, and Chairman of its Audit and Compensation Committee. Lemurian is developing an ultra-low power, high performance AI software stack and new co-processor based on a proprietary log arithmetic, resulting in much higher efficiencies and lower latency for hyperscaler cloud and edge computing, and e) Managing Director of Pantek Securities headquartered in San Juan, Puerto Rico. Pantek Securities is an investment banking firm focused on energy, deep technology and hard technology sectors. Pantek Securities provides private placement, Merger and Acquisition services and Mr. Wong is FINRA Registered (CDR # 7630684).

In addition to the above cited positions, Mr. Wong has served as a Director on numerous for profit and Not-for-profit Boards since 1995. He received a BSEE (with honors) in 1983 from the University of California, Los Angeles, an MSEE in Electro-Physics in 1986 from the University of Southern California and in 1992 completed the Graduate Management Program (LEAP) at the UCLA Anderson School of Management. During his career he has participated in various Professional Societies and Activities, authored a technical textbook and other publications and received a number of awards including a data timing and recovery patent.

Linda Graebner:, age 75, is an experienced entrepreneur, CEO and Director, who has successfully grown and transformed numerous consumer products companies. Ms. Graebner served as the Executive Chair of the Board of Directors of Chef’n Corporation, a global developer of highly innovative household gadgets and tools. She led the Board as well as directly managing company finance, marketing, sales and supply chain operations. She led a major channel and distribution expansion, doubling revenue and tripling EBITDA, culminating in a successful sale to Taylor Precision Products in December 2014. She remained a Director of Taylor through its transition to Filament Brands and ultimate sale to Lifetime Brands (public).

In her position as President & CEO for Tilia, Ms. Graebner created and executed the strategic growth plan that built an entirely new category in the housewares industry. She grew Tilia from $9 million revenue with significant losses to over $200 million with outstanding EBITDA and cash flow prior to its sale to Jarden Corp. (NYSE). She continued to lead the company’s growth and played a key role in several acquisitions that led Jarden to grow ten-fold within three years. For Tilia, she completed the acquisition of VillaWare, a $10 million specialty appliance company and successfully integrated it into Tilia’s business.

Ms. Graebner also served as Chair of the International Housewares Association and on the Boards of the Association for Corporate Growth, Pacific Community Ventures and Association of National Advertisers. She currently serves as Chair of a Women Presidents’ Organization chapter and she is a member of the Women Corporate Directors (WCD) organization, Committee of 200 (C200) and the International Women’s Forum (IWF).

Ms. Graebner founded and is the Managing Partner of LSG Associates, a consulting firm specializing in creating and implementing business growth plans for consumer, manufacturing and retail businesses. Her “hands-on” CEO experience coupled with a broad base of industry and marketing expertise provides a unique perspective to add value. Ms. Graebner’s extensive operating experience supports her ability to effectively work with management to ensure successful execution of operating plans.

At Dole Food Company ($3+ billion food producer), Ms. Graebner held various executive level positions in Sales, Marketing, New Business Development and R&D where she successfully launched new products globally, achieving significant new revenues as well as integrating new acquisitions to achieve double digit growth.

Ms. Graebner also held senior Marketing and Business Development as well as Strategic Planning positions at James River Corporation, and held similar positions at Crown Zellerbach before its acquisition by James River. She was also a Senior Associate with the management consulting firm of Booz, Allen & Hamilton.

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

Director Independence

The Board of Directors is currently composed of five members, which include John Stauss and Robert Wyler. Mr. Stauss and Mr. Wyler do not qualify as independent in accordance with the published listing requirements of the NASDAQ. The NASDAQ independence definition includes a series of objective tests, such as that the Director is not, and has not been for at least three years, one of Zircon’s employees and that neither the Director, nor any of his/her family members has engaged in various types of business dealings with us.

Audit Committee

Pursuant to Section 4.2 of the Bylaws, the Board may, by resolution passed by a majority of the entire Board, designate one or more committees. Pursuant to a Directors’ Resolution, Joe Bronson, Brian Wong, and Robert Wyler have each been appointed as members of the Audit Committee of the Company. Mr. Bronson is considered the financial expert on our Audit Committee.

Nominating and Compensation Committees

Our compensation committee is chaired by Ms. Graebner and includes Mr. Wong and Mr. Stauss Our Nominating and Governance Committee is chaired by Mr. Wong and includes Ms. Graebner and Mr. Stauss.

Code of Business Conduct and Ethics

We have not adopted a formal Code of Business Conduct and Ethics applicable to all Board members, officers and employees. We intend to adopt one during the fiscal year ending March 31, 2026.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the fiscal year ended March 31, 2025.

Summary Compensation Table
Name and	Fiscal Year Ending	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals
Principal Position	March 31,	($)	($)	($)	($)	($)	($)	($)	($)
John Stauss,	2025	310,878	-	—	112,210	—	—	-	423,088
Chairman & CEO	2024	323,965	43,031	—	—	—	—	4,000	370,996

Ronald Bourque,	2025	72,792	—	—	178,815	—	—	-	251,607
Former President & CFO	2024	285,288	—	—	—	—	—	4,000	289,288

Jeff Parsons	2025	250,000	—	—	36,400	—	—	-	286,400
Chief Financial Officer	2024	-	—	—	—	—	—		-

Robert Wyler,	2025	241,879	—	—	117,110	—	—	—	358,989
Corporate Counsel and Secretary	2024	241,879	—	—	—	—	—	—	241,879

Narrative Disclosure to Summary Compensation Table

On October 1, 2012, Zircon Corporation (the” Company”) and John R. Stauss (the “Executive”) entered into an Employment Agreement (“Agreement”). The Agreement established an annual Base Salary of not less than $300,000 paid in periodic installments in accordance with the Company’s regular payroll practices. The Agreement also provides for a bonus equal to 20% of net income based on revenue and profitability targets as set forth in the Company’s Business Plan. The performance bonus is calculated and paid on a quarterly basis. Under the terms of the Agreement, Mr. Stauss was paid $43,031 in October 2023 for the performance results through the quarter ended September 30, 2023. The Agreement also entitles the Executive to participate in employee benefit plans of the Company consistent with the benefit plan requirements for all employees. The Executive is also entitled to prompt reimbursement by the Company for all reasonable ordinary and necessary travel, entertainment and other expenses incurred by the Executive during the employment period. The Agreement has been extended through March 31, 2027.

Outstanding Equity Awards at March 31, 2025

Name	Number of shares Granted Underlying Stock Options Held on March 31, 2025
John Stauss	458,000
Ronald Bourque	655,000
Jeff Parsons	100,000
Robert Wyler	478,000

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of March 31, 2025.

		Option Awards
Name	Vesting Start Date	Underlying Unexercised Options (#) Exercisable	Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
John Stauss	1/31/2025	-	458,000	$0.83	1/31/2030
Ronald Bourque	1/31/2025	-	655,000	$0.75	1/31/2030
Jeff Parsons	7/17/2024	-	100,000	$0.88	7/17/2029
Robert Wyler	1/31/2025	-	478,000	$0.83	1/31/2030

Clawback Policy

We are not required to maintain a compensation recovery policy.

Equity Award Timing Policies and Practices

We do not grant option awards in anticipation of the release of material nonpublic information and we do not time the release of material nonpublic information based on option award grant dates or for the purpose of affecting the value of executive compensation. In addition, we do not take material nonpublic information into account when determining the timing and terms of such awards. In fiscal year 2025, we did not grant option awards to our named executive officers during the time period outlined in Item 402(x) of Regulation S-K.

Insider Trading Compliance Policy

We maintain an insider trading compliance policy, as discussed in Part III. Item 10. Directors, Executive Officers and Corporate Governance—Insider Trading Compliance Policy.

Compensation of Directors

Our non-employee directors earned the following compensation during the year ended March 31, 2025.

Director Compensation Table
Name and	Fiscal Year Ending	Fees earned or paid in cash	Stock Awards	Option Awards	All Other Compensation	Totals
Principal Position	March 31,	($)	($)	($)	($)	($)
Joseph Bronson (1)	2025	18,156	-	13,104	-	31,260

Linda Graebner (2)	2025	13,070	—	13,296	-	26,366

Brian Wong (3)	2025	13,930	—	13,296	-	27,226

(1)	Mr. Bronson began his term as a director on August 14, 2024.
(2)	Ms. Graebner began her term as a director on October 18, 2024.
(3)	Mr. Wong began his term as a director on October 7, 2024.

Each person who served as a member of our board of directors during fiscal 2025 held the following aggregate number of shares of our common stock subject to outstanding stock options as of March 31, 2025.

Name	Number of shares Underlying Stock Options Held on March 31, 2025
Joseph Bronson	48,000
Linda Graebner	48,000
Brian Wong	48,000

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

The Plan became effective on February 28, 2024 upon approval of the Plan by the Company’s shareholders. Pursuant to the Plan, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, annual or long-term performance awards or other stock-based awards. As of March 31, 2025, the Company has granted stock options for 3,216,500 shares of Company Common Stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Company’s Common Stock on August 27, 2025:

●	each person, or group of affiliated persons, who is the beneficial owner of more than 5% of the outstanding common stock of the Company;
●	each executive officer and director of the Company; and
●	all of the Company’s executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including securities that are exercisable or convertible, as the case may be, within 60 days of August 27, 2025. Shares of common stock issuable pursuant to such securities are deemed outstanding for computing the percentage of the person holding such securities and the percentage of any group of which the person is a member but are not deemed outstanding for computing the percentage of any other person. Except as indicated by the footnotes below, the combined Company believes, based on the information furnished to it, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Section 13(d) and 13(g) of the Securities Act.

The percentage of shares beneficially owned is based on 10,306,426 shares of Company Common Stock outstanding as of March 31, 2025.

Unless otherwise noted below, the address of the persons listed on the table is c/o ZRCN Inc., 1580 Dell Avenue, Campbell, CA 95008.

Beneficial ownership representing less than 1% is denoted with an asterisk (*).

	Beneficial Ownership
Name of Beneficial Owner	Shares	%
Greater than 5% Stockholders:
Stauss 2014 Revocable Trust (1)	3,990,133	38.72%
Kurt Stauss (2)	1,773,393	17.21%
Eric Stauss (3)	1,773,393	17.21%

Current Executive Officers and Directors:
John Stauss (1)	3,990,133	38.72%
Jeffrey Parsons	0	*
Robert Wyler	1,330,045	12.91%
All current executive officers and directors as a group (3 persons)	5,320,178	51.62%

(1)	John Stauss, as a trustee of the Stauss 2014 Revocable Trust, has the voting power to vote and dispose of the shares held in such trust.

+

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

Based on a review of the copies of such forms received, we believe that during fiscal 2025, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of March 31, 2025.

Securities Authorized for Issuance Under Equity Compensation Plans
Plan Categorry	Number of securities to be issued upon exercise outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans approved by security holders	3,433,684	$0.75	36,783,500
Equity Compensation Plans not approved by security holders	-	-	-
Total	3,433,684	$0.75	36,783,500

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

Under the terms of the agreement, Zircon provides materials, technical assistance, and expertise to the contractor, and the contractor assembles certain of Zircon’s products. Zircon paid the contractor for costs incurred in manufacturing Zircon’s products, as defined in the contract, plus a profit percentage of approximately 5% of actual cost during the 12-month periods ended March 31, 2025, and 2024. Total payments including the profit percentage amounted to $3.1 million and $3.0 million for the 12month periods ended March 31, 2025 and 2024, respectively.

Zircon has a note payable to the contractor. The note was established for the purpose of reducing the payable balance and to satisfy the company’s lender’s requirements. During the period December 31, 2021, Zircon increased the borrowings by $0.4 million to reduce the payable balance and to control the timing of the expected cash payments. The outstanding loan balance on December 31, 2022, was at $0.8 million. The note bears interest at the current Federal funds rate not to exceed 5% and is limited to an increase of no more than 2% annually. The entire principal balance is due and payable in December 2024 and is subordinated to the line of credit agreement the company has with the bank. On March 27, 2025 the maturity date for both notes was extended to December 31, 2027.

In September 2017, an affiliated company, Zircon Corporation Limited, was established in the United Kingdom to facilitate the sale of Zircon’s products to European customers and operations began during the year ended March 31, 2019. The ownership structure of the affiliate is similar to the ownership of Zircon. The company pays certain administrative and selling expenses of the affiliate. During the 12-month periods ended March 31, 2025, and 2024, the company recorded sales to the affiliate of approximately $35,000 and $35,000, respectively. As of December 31, 2025, and 2024, the company had a receivable from the affiliate of approximately $0.1 million and $0.1 million, respectively.

Notes Payable

The Company has notes payable to the Stauss Family Administrative Trust to repay loans made to the Company. As of March 31, 2025, the principal balance of approximately $0.7 million is due and payable in December 2025. Interest accrues at 5.5% per annum, is paid quarterly and included in accrued expenses. The note is subordinated to the Credit Agreement and no payment is to be made on the note without prior approval from the lender.  On March 27, 2025, the Stauss Family Administrative Trust and the Company agreed to extend the maturity date of the Notes Payable to the trust to December 31, 2027. There was no change to the principal amount or the annual interest rate. For the years ended March 31, 2025 and 2024 the interest expense on the notes payable to the Stauss Family Administrative Trust was $37,000 and $30,000, respectively.

Director Independence

Our board of directors undertook a review of the independence of our directors and considered whether any director has a relationship with us that could compromise that director’s ability to exercise independent judgment in carrying out that director’s responsibilities. Our board of directors has determined that Mr. Stauss and Mr. Wyler are not independent directors Our non-employee directors, Mr. Bronson, Ms. Graebner, and Mr. Wong, are all independent directors as that term is defined under the Nasdaq rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Assurance Dimensions LP resigned as the Company’s independent registered public accounting firm on May 3, 2025. The Company engaged Kreston GTA LP as its new accounting firm on May 13, 2025.

The aggregate fees billed to us by Kreston GTA LP and Assurance Dimensions LP, our independent registered public accounting firms, for the indicated services for each of the last two fiscal years were as follows:

	2025	2024
Audit fees (1)	$217,600	$119,400
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

(1)	Audit fees consist of fees for professional services performed by Kreston GTA LP for fiscal 2025 and Assurance Dimensions LP for fiscal 2024 for the audit and review of our financial statements, preparation and filing of our registration statements, including issuance of comfort letters.

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

Exhibit Number	Description
3.1	Certificate of Incorporation, dated June 19, 2018 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed by the Company on December 27, 2021)
3.2	Certificate of Amendment to Certificate of Incorporation, dated August 28, 2020 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed by the Company on December 27, 2021)
3.3	Certificate of Amendment to Certificate of Incorporation, dated July 9, 2021 (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form 10 filed by the Company on December 27, 2021)
3.4	Certificate of Amendment to Certificate of Incorporation, dated June 17, 2022 (incorporated by reference to Exhibit 3.5 to the Current Report on 8-K filed by the Company on June 21, 2022)
3.5	Certificate of Amendment to Certificate of Incorporation, dated June 17, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on 8-K filed by the Company on June 27, 2023)
3.6	Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form 10 filed by the Company on December 27, 2021)
4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act
10.1	Union Bank Loan Agreement (incorporated by reference to Exhibit 1 to the Current Report on Form 8-K/A filed by the Company on August 22, 2023)
10.2+	ZRCN Inc. 2024 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 4.7 to the Registration Statement filed on Form S-8 filed by the Company on March 6, 2024)
10.3+	Form of Stock Option Agreement under the Plan (Incorporated by reference to Exhibit 4.8 to the Registration Statement filed on Form S-8 filed by the Company on March 6, 2024)
10.4†	Revolving Credit, Security And Guaranty Agreement, dated as of May 31, 2024, by and among Zircon Corporation, Zrcn Inc. In Zircon De Mexico, S.A. DE C.V., Zircon Corporation Limited, And FGI Worldwide LLC, As Agent For Lenders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 10-K filed by the Company on July 16, 2024)
21.1	List of Subsidiaries Lenders (incorporated by reference to Exhibit 21.1 to the Current Report on Form 10-K filed by the Company on July 16, 2024)
24	Power of Attorney (included on signature page hereto).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates a management contract or compensatory plan or arrangement.

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZRCN INC.

/s/ John Stauss
Chairman, Chief Executive Officer, and Director (Principal Executive Officer)

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

SIGNATURE	TITLE	DATE

/s/ John Stauss	Chairman and Chief Executive Officer	September 10, 2025
John Stauss	(Principal Executive Officer)

/s/ Jeff Parsons	Chief Financial Officer	September 10, 2025
Jeff Parsons	(Principal Financial and Accounting Officer)

/s/ Robert Wyler	General Counsel, Secretary and Director	September 10, 2025
Robert Wyler

/s/ Joseph Bronson	Director	September 10, 2025
Joseph Bronson

/s/ Linda Graebner	Director	September 10, 2025
Linda Graebner

/s/ Brian Wong	Director	September 10, 2025
Brian Wong

