Form 10-Q
period 2025-06-30
ZRCN Inc.
filed 2026-05-28
CIK 1901297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of March 9, 2026, 10,385,923 shares of common stock were issued and outstanding.

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

Because some of these risks and uncertainties cannot be predicted or quantified and some are beyond our control, you should not rely on our forward-looking statements as predictions of future events. More information about potential risks and uncertainties that could affect our business and financial results is included in the section of this Quarterly Report titled “Risk Factors” and our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available on the SEC’s web site at www.sec.gov. Moreover, we operate in a very competitive and rapidly changing environment; new risks and uncertainties may emerge from time to time, and it is not possible for us to predict all risks nor identify all uncertainties. The events and circumstances reflected in our forward-looking statements might not be achieved and actual results could differ materially from those projected in the forward-looking statements. Except as otherwise noted, all forward-looking statements are made as of the date we file this Report and are based on information and estimates available to us at this time. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. Except as required by law, we assume no obligation to update any of the statements in this Report whether as a result of any new information, future events, changed circumstances, or otherwise. You should read this Report with the understanding that our actual future results, performance, events, and circumstances might be materially different from what we expect.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

ZRCN Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	June 30, 2025	March 31, 2025
		Audited
ASSETS
Current assets:
Cash	$655	$1,407
Accounts receivable, net of provision for credit losses of $39 and $53, respectively	5,814	6,102
Inventory, net	11,533	12,456
Prepaid expenses and other assets	257	294
Total current assets	18,259	20,259

Property and equipment, net	1,535	1,594
Operating lease right-of-use assets	505	558
Federal tax deposit	28	28
Intangible assets, net	664	684
Deposits	19	19
Deferred financing costs	208	236
Total assets	$21,218	$23,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$7,719	$8,413
Accounts payable	6,640	6,453
Accrued expenses	1,861	1,720
Operating lease liability, current	216	213
Total current liabilities	16,436	16,799

Operating lease liability, net of current portion	317	373
Notes payable to Stauss Family Administrative Trust, net of current portion	667	676
Total liabilities	17,420	17,848

Commitments and Contingencies (Note 13)

Stockholders’ equity:
Common stock; at $0.0001 par value, 200,000,000 shares authorized, 10,333,425 and 10,306,426 shares issued and outstanding as of June 30, 2025 and March 31, 2025, respectively	1	1
Additional paid-in capital	8,604	8,532
Accumulated other comprehensive loss	(217)	(347)
Accumulated deficit	(6,349)	(4,297)
Total equity attributable to ZRCN Inc. stockholders	2,039	3,889
Non-controlling interests in variable interest entities	1,759	1,641
Total stockholders’ equity	3,798	5,530
Total liabilities and stockholders’ equity	$21,218	$23,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZRCN Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share data)

(Unaudited)

	For the Three Months Ended June 30,
	2025	2024
Net sales	$6,062	$5,811
Cost of sales	4,684	3,460
Gross profit	1,378	2,351

Operating expenses:
General and administrative	1,447	1,461
Marketing and selling	1,160	903
Research and development	411	425
Total operating expenses	3,018	2,789
Loss from operations	(1,640)	(438)

Other expenses:
Interest expense	204	223
Other expenses	8	7
Loss (gain) on foreign currency transactions	64	(103)
Total other expenses	276	127

Loss before income taxes	(1,916)	(565)
Income tax expense	(18)	(21)
Net loss	$(1,934)	$(586)
Less: Net loss (income) attributable to non-controlling interests	118	78
Net loss attributable to ZRCN Inc. common stockholders	$(2,052)	$(664)

Net loss	$(1,934)	$(586)
Gain on change in foreign currency translation adjustment	130	117
Comprehensive loss	(1,804)	(469)
Net loss (income) attributable to non-controlling interests	118	78
Other comprehensive income attributable to non-controlling interest	130	117
Comprehensive loss attributable to ZRCN common stockholders	$(2,052)	$(664)

Net loss per share attributable to ZRCN Inc.:
Basic and diluted	$(0.20)	$(0.07)

Weighted average common shares outstanding:
Basic and diluted	10,328,623	10,029,436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZRCN Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share data)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Equity Attributable	Non-controlling	Total Stockholders’
	Shares	Amount	Loss	Capital	Deficit	to ZRCN	Interests	Equity
Balance - March 31, 2025	10,306,426	$1	$(347)	$8,532	$(4,297)	$3,889	$1,641	$5,530
Change in foreign currency translation adjustment	—	—	130	—	—	130	—	130
Common stock issued for advisory services	26,999	—	—	5	—	5	—	5
Share based compensation	—	—	—	67	—	67	—	67
Net loss	—	—	—	—	(2,052)	(2,052)	118	(1,934)
Balance - June 30, 2025	10,333,425	$1	$(217)	$8,604	$(6,349)	$2,039	$1,759	$3,798

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Retained	Total Equity Attributable	Non-controlling	Total Stockholders’
	Shares	Amount	Loss	Capital	Earnings	to ZRCN	Interests	Equity
Balance - March 31, 2024 - as reported	10,016,936	$1	$(187)	—	$7,421	$7,235	$1,692	$8,927
Shareholder distributions (as revised)	—	—	—	—	(659)	(659)	—	(659)
Balance - March 31, 2024 - as revised	10,016,936	$1	$(187)	—	$6,762	$6,576	$1,692	$8,268
Change in foreign currency translation adjustment	—	—	117	—	—	117	—	117
Common stock issued for advisory services	25,000	—	—	—	40	40	—	40
Net loss (income)	—	—		—	(664)	(664)	78	(586)
Balance - June 30, 2024	10,041,936	$1	$(70)	$—	$6,138	$6,069	$1,770	$7,839

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZRCN Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,934)	$(586)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	221	218
Amortization of intangible assets	21	29
Amortization of right-of-use assets	53	52
Inventory obsolescence impairment	134	98
Recovery for credit losses	(14)	(7)
Amortization of financing costs	28	—
Share based compensation expense	67	—
Common stock issued for advisory services	5	40
(Gain) loss on foreign currency transactions	—	(103)
Changes in operating assets and liabilities:
Accounts receivable	303	2,806
Inventory	789	812
Prepaid expenses and other assets	38	(100)
Deferred expenses	—	(326)
Accounts payable	167	(1,823)
Accrued expenses	133	(65)
Operating lease liabilities	(53)	(62)
Net cash (used in) provided by operating activities	(42)	983

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets	(1)	—
Purchase of property and equipment	(92)	(285)
Net cash used in investing activities	(93)	(285)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt assumed in Harmony Merger	—	(75)
Borrowing on line of credit	5,823	2,349
Repayment on line of credit	(6,517)	(2,882)
Stockholder distributions	—	(245)
Net cash used in financing activities	(694)	(853)

Effect of exchange rate fluctuations on cash	77	27

Net decrease in cash	(752)	(128)
Cash at beginning of period	1,407	502
Cash at end of period	$655	$374

Supplemental disclosure of cash flow information:
Cash paid for interest	$195	$223
Cash paid for taxes	$—	$—

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

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

2. Liquidity and Going Concern

As of June 30, 2025, the Company had $0.7 million in cash and working capital of $1.8 million. To date, ZRCN has been financed primarily through secured loans and a revolving line of credit. The Company has incurred recurring losses and believes that its existing cash resources are not sufficient to meet its anticipated cash needs over the next 12 months. As of June 30, 2025, the Company was not in compliance with certain covenants under its revolving credit facility with FGI Worldwide, LLC (“FGI”) and entered into a series of forbearance agreements with FGI. These conditions raised substantial doubt about the Company’s ability to continue as a going concern at that time.

From July 2025 through March 2026, the Company and FGI entered into multiple forbearance agreements and amendments to the Credit Agreement, which temporarily waived existing covenant defaults and imposed additional operational and reporting requirements while the Company pursued strategic and financing alternatives. Management considered the refinancing and repayment of the FGI credit facility subsequent to the balance sheet date as part of its evaluation of the Company’s liquidity and ability to continue as a going concern.

On March 17, 2026 (the “Effective Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Altriarch Holdings SPV, LLC, as lender (“Lender”). The Loan Agreement provides for a $12.5 million senior secured revolving credit facility (the “Credit Facility”) available to be used by the Company and Zircon for, among other things, replacement and discharge of the Company’s current loan of $15.0 million with FGI Worldwide, LLC and the ability to increase its borrowings from the Lender for working capital purposes. As a result of this repayment, the Company has no continuing obligation to FGI under the former Credit Agreement.

The Loan Agreement matures on March 17, 2029 (the “Maturity Date”), subject to the right of the Debtor to request to extend the Maturity Date for up to an additional one (1) year period. Prior to the Maturity Date or an Event of Default, the interest rate shall be the lesser of (a) the Maximum Rate (as defined in the Loan Agreement), and (b) the 3-month term SOFR (as defined in the Loan Agreement) plus the 8.75%. Accrued and unpaid interest on the outstanding principal balance of Credit Facility shall be due and payable monthly commencing on April 14, 2026 and continuing on the tenth (10th) Business Day of each month thereafter and on the Maturity Date.

So long as no Event of Default (as defined in the Loan Agreement) has occurred and is continuing, upon notice to Lender, Debtor may, request increases in the Credit Facility (each, a “Commitment Increase”) by an amount not exceeding Five Million Dollars ($5,000,000.00) in the aggregate; provided that (i) Debtor may make a maximum of two (2) such requests and (ii) Lender may grant or deny all or any portion of such Commitment Increase in its sole discretion.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

The Loan Agreement requires the Company to comply with maximum tangible net worth and minimum fixed charge coverage ratios. However, the lender has waived compliance with the financial covenants through August 31, 2026. In addition, the Credit Agreement contains other standard affirmative and negative covenants such as those which (subject to certain thresholds) limit the ability of the Company and its subsidiary and affiliates to, among other things, incur debt, incur liens, engage in any Change of Control (as defined in the Loan Agreement), enter into new lines of business not related to the Company’s current lines of business, make certain investments, issue equity securities, engage in transactions with affiliates, or prepay any debt without the approval of the Lender. Events of default under the Loan Agreement include, among other things, payment defaults, breaches of representations, warranties or covenants, defaults under material indebtedness, certain events of bankruptcy or insolvency, judgment defaults, certain defaults or events relating to employee benefit plans or a change in control of the Company. The events of default would permit the lender to terminate commitments and accelerate the maturity of borrowings under the Loan Agreement if not cured within applicable grace periods.

If the Loan Agreement is terminated by Debtor anytime prior to the first (1st), second (2nd) or third (3rd) anniversary of the Effective Date (including without limitation as a result of acceleration of the outstanding balance of the Loan Agreement as a result of the occurrence of an Event of Default), Debtor will pay to Lender, as a prepayment premium (the “Prepayment Premium”) and not as a penalty, an amount equal to one and one-half percent (1.50%), one percent (1%) and one-half percent (0.5%) of the Maximum Amount, respectively, provided that the Prepayment Premium will be waived if the Loan Agreement is terminated on or after the second (2nd) anniversary of the Effective Date and the Loan Agreement is contemporaneously refinanced by a Federal Deposit Insurance Corporation insured financial institution.

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company and its subsidiaries’ financial position and interim results as of and for the periods presented have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Results for interim periods are not necessarily indicative of those that may be expected for a full year.

The Company’s significant accounting policies and recent accounting standards are summarized in Note 3 of the Company’s consolidated financial statements for the year ended March 31, 2025. There were no significant changes to these accounting policies during the three months ended June 30, 2025.

During the preparation of the Company’s consolidated financial statements for the year ended March 31, 2025, the Company’s management identified an immaterial error related to previously issued consolidated financial statements in the prior year.

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

In accordance with ASC 250, Accounting Changes and Error Corrections, the Company has recorded the impact of the prior period error through opening retained earnings in the current period financial statements. The affected prior period balances are displayed below and had no change on the Condensed Consolidated Statements of Operations and Comprehensive Loss, or Net Loss per Share.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

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

As a result of the restatement, the Company prepared the following table to illustrate the effect on the financial statements for the three months ended June 30, 2024.

	As Reported	As Revised
	June 30, 2024	June, 2024	Difference
Liabilities
Accrued expenses	$2,246	$2,660	$(414)

Total equity attributable to ZRCN Inc. stockholders
Retained earnings	$5,530	$5,116	$414

The financial information included herein should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in our Annual Report for the year ended March 31, 2025, on Form 10-K.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of ZRCN as well as its variable interest entities. The Company consolidates all entities over which the Company has the power to govern the financial and operating policies and therefore exercises control, and upon which the Company has a controlling financial interest. The entities are consolidated from the date at which the Company obtains control and are de-consolidated from the date at which control ceases. All intercompany balances and transactions have been eliminated. Accounting policies of the entities have been revised where necessary to ensure consistency with the policies adopted by the Company.

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

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

Non-controlling Interests

The Company follows ASC 810, which governs the accounting for and reporting of non-controlling interests (“NCIs”) in partially owned consolidated entities and the loss of control of those entities. Non-controlling interest positions, which represent 100% of the activity in the Company’s consolidated entities before intercompany transactions have been eliminated, are reported as a separate component of consolidated stockholders’ equity from the equity attributable to ZRCN’s stockholders for all years presented. 100% of Zircon de Mexico (“ZDM”) and 85% of Zircon UK are held by common shareholders. As of June 30, 2025, these same shareholders held collectively approximately 73% of ZRCN Inc. The net (loss) income attributed to the NCI’s is separately designated in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Variable Interest Entities

In accordance with ASC 810, the Company consolidates entities determined to be variable interest entities (“VIE’s”) for which it is the primary beneficiary. The Company has determined that ZDM and Zircon UK are VIE’s with the Company’s wholly owned subsidiary, Zircon, as the primary beneficiary. This determination reflects the entities’ design and purpose, contractual and common control arrangements granting the Company power and benefits, and the need for additional subordinated financial support by the Company.

Use of Estimates

The preparation of these unaudited, condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosures. Significant estimates include provisions for credit losses, inventory valuation, intangible asset fair values, accrued rebates, useful lives of property and equipment, uncertain tax positions, and share-based compensation. Actual results may differ from these estimates.

Accounts Receivable, Net

Accounts receivable consisted of the following:

(In thousands)	June 30, 2025	March 31, 2025
Accounts receivable	$5,853	$6,155
Less provision for credit losses	(39)	(53)
Accounts receivable, net	$5,814	$6,102

Activity related to the Company’s provision for credit losses was as follows:

(In thousands)	June 30, 2025	March 31, 2025
Balance, beginning of period	$53	$14
Credit loss (recovery) provision	(14)	195
Write-offs	—	(156)
Balance, end of period	$39	$53

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 when control of goods transfers to the customer, which is generally upon shipment. Transaction prices are allocated to performance obligations and adjusted for variable consideration such as rebates, returns, discounts, and allowances, which are estimated using historical experience and current conditions. Cooperative advertising is recorded as a reduction of revenue unless a distinct service is provided at fair value. Sales taxes are excluded from revenue and recorded as liabilities. Advertising expenses were less than $0.1 million for the three months ended June 30, 2025 and 2024.

There have been no changes in our revenue recognition policy since filing the Company’s audited, consolidated financial statements and related notes included in our Annual Report for the year ended March 31, 2025 on Form 10-K.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

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

The CODM reviews the financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating the Company’s financial performance. The CODM utilizes financial metrics, such as consolidated revenue, gross profit, and income (loss) from operations, as the financial measures for making decisions. This enables the CODM to assess the overall level of available resources and determine how best to deploy these resources across research and development projects in line with the long-term company-wide strategic goals. Management reviews its business as a consolidated segment, using financial and other information rendered meaningful only by the fact that such information is presented and reviewed in the aggregate. The measure of segment assets is reported in the accompanying unaudited condensed consolidated balance sheets as “Total assets.” There are no significant segment expenses as the expenses that are included in the unaudited condensed consolidated loss from operations are general and administrative and research and development. There is no change in the Company’s operating or reporting segments for the three months ended June 30, 2025.

Concentration of Business and Credit Risk

As of June 30, 2025, the Company maintained deposits in a single bank that exceeded the federal insured deposit limit of the Federal Deposit Insurance Corporation (FDIC).

During the three months ended June 30, 2025 and 2024, respectively, the Company generated approximately 63% and 65% of its total revenue from three customers.

As of June 30, 2025 and March 31, 2025, respectively, 71% and 64% of its total accounts receivable were from three customers.

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

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

On July 4, 2025, subsequent to the balance sheet date, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA makes significant changes to US tax law, including allowing for an immediate deduction for research & development expenses, among other changes. The financial effects of the OBBBA are still being evaluated and an estimate of the financial impact is not yet practicable at the time of issuance of these condensed consolidated unaudited financial statements.

Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net income or loss attributable to ZRCN by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share excludes, when applicable, the potential impact of stock options, warrant shares, and other dilutive instruments because their effect would be anti-dilutive. Diluted net income per share, when applicable, includes the stock options and warrant shares because their effect would be dilutive. Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive. The potentially dilutive  securities outstanding are as follows:

	For the Three Months Ended June 30,
	2025	2024
Stock options	3,216,500	3,216,500
Warrants	217,184	217,184

As of June 30, 2025 these securities are not dilutive.

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

Accounting Standards Adopted

In December 2023, the FASB also issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for the Company for annual periods beginning after December 15, 2024, with early adoption permitted. The Company did not early adopt the new standard. The new standard will be applied prospectively. The Company adopted ASU 2023-09 on April 1, 2024.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), the intent of which is to improve financial reporting and respond to investor input by requiring public business entities to disclose additional information about certain expenses in the notes to financial statements in interim and annual reporting periods. Among other provisions, the new standard requires disclosure of disaggregated amounts for expenses such as employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement. Public business entities are required to include certain amounts that are already required to be disclosed under GAAP in the same disclosure as the other disaggregation requirements as well as a qualitative description of any amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The new standard also requires disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. An entity is not precluded from providing additional voluntary disclosures that may provide investors with additional decision-useful information. In January 2025, the FASB issued ASU Update 2025-01, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40).” The Board issued this Update to clarify the effective date of Accounting Standards Update 2024-03 to be effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The amendments in the new standard should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. Management does not expect this guidance to have a material impact to its unaudited condensed consolidated financial statements or related disclosures.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810) (“ASU 2025-03”), which clarifies the requirements for determining the accounting acquirer in the acquisition of a variable interest entity. ASU 2025-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments in this update require that an entity apply the new guidance prospectively to any acquisition transaction that occurs after the initial application date. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact that ASU 2025-03 may have on its unaudited condensed consolidated financial statement presentation and disclosures.

In May 2025, the FASB issued ASU 2025-04, Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606) (“ASU 2025-04”), which clarifies the requirements for share-based consideration payable to a customer. The amendments in this update are effective for all entities for annual reporting periods (including interim reporting periods within annual reporting periods) beginning after December 15, 2026. Early adoption is permitted for all entities. The Company is currently evaluating the disclosure impact that ASU 2025-04 may have on its unaudited condensed consolidated financial statement presentation and disclosures.

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). This standard introduces a practical expedient that companies can choose to apply when determining allowances for credit losses. Specifically, it permits companies to assume that the current conditions as of the balance sheet date remain unchanged throughout the remaining life of the assets. This standard is effective for the Company for annual reporting periods beginning after December 15, 2025, and requires prospective application. The Company is currently evaluating the impact of ASU 2025-05, however, does not expect it to have a material impact on its unaudited condensed consolidated financial statements.

4. Revenue

Disaggregation of Revenue from Contracts with Customers

Revenue disaggregated according to the major product line for the three months ended June 30, 2025 and 2024, respectively, were as follows:

	For the Three Months Ended June 30,
	2025	2024
(In thousands)	(Unaudited)
Revenue generated per major product line
Stud sensor edge	$3,931	$2,997
Multifunctional scanners	748	775
Stud sensor center	857	1,154
Target control products	148	460
Other	378	425
Total Revenue	$6,062	$5,811

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

Revenue disaggregated according to the geographical location of customers for the three months ended June 30, 2025 and 2024, respectively, were as follows:

	For the Three Months Ended June 30,
	2025	2024
(In thousands)	(Unaudited)
Revenue by geographic location of customers
United States	$5,107	$5,101
Canada	452	274
Japan	247	266
Europe	105	119
Others	151	51
Total Revenue	$6,062	$5,811

5. Inventory

Inventory consisted of the following:

	June 30, 2025	March 31, 2025
(In thousands)	(Unaudited)
Finished goods, net	$7,013	$6,948
Raw materials, net	3,228	4,233
Work in process, net	1,292	1,275
	$11,533	$12,456

Allowance for slow moving and obsolete inventory was estimated at $1.2 million and $1.1 million as of June 30, 2025 and March 31, 2025, respectively.

6. Property and Equipment

Property and equipment consisted of the following:

	June 30, 2025	March 31, 2025
(In thousands)	(Unaudited)
Manufacturing equipment	$9,844	$9,806
Computer equipment	2,824	2,824
Leasehold improvements	1,196	1,155
Furniture and office equipment	925	908
Vehicles	273	272
	15,062	14,965
Construction in progress	438	363
	15,500	15,328
Less accumulated depreciation and amortization	(13,965)	(13,734)
	$1,535	$1,594

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

For the three months ended June 30, 2025 and 2024, depreciation and amortization expense was approximately $0.2 million.

Construction in progress consists of assets and technologies under development. The Company starts depreciation once the assets are completed and placed in service.

7. Intangible Assets

The Company’s intangible assets consisted of the following:

	June 30, 2025			March 31, 2025
(In thousands)	(Unaudited)
Finite-lived intangible assets (1):	Intangibles, Gross	Accumulated Amortization	Intangibles, Net	Intangibles, Gross	Accumulated Amortization	Intangibles, Net
Patents issued and pending	$2,336	$(1,727)	$609	$2,335	$(1,708)	$627
Exclusivity rights and licenses	168	(113)	55	168	(111)	57
Total finite-lived intangible assets	$2,504	$(1,840)	$664	$2,503	$(1,819)	$684

Finite-lived intangible assets (1):	June 30, 2025 Weighted Average Life
Patents issued and pending	12.8
Exclusivity rights and licenses	4.7

(1)	Finite-lived intangible assets have estimated useful lives of five to twenty years, and are being amortized to operating expenses on a straight-line basis.

For the three months ended June 30, 2025 and 2024, amortization expense was less than $0.1 million.

Expected future amortization expense of acquired finite-lived intangible assets as of June 30, 2025 is as follows:

For the Years Ending March 31, (In thousands)	Amount
Remainder of 2026	$119
2027	130
2028	125
2029	100
2030	95
Thereafter	95
$664

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

8. Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2025	March 31, 2025
(In thousands)	(Unaudited)
Rebates	$369	$278
Accrued taxes	124	129
Sales expense	388	267
Payroll and related	310	303
Advertising allowance	52	87
Vacation	335	359
Professional services	274	297
Interest	9	—
	$1,861	$1,720

9. Debt

Line of Credit

On May 31, 2024, the Company entered into a Revolving Credit, Security, and Guaranty Agreement (the “Credit Agreement”) with FGI Worldwide LLC, as Agent for the lender (“FGI”). The Credit Agreement provides for a $15.0 million senior secured revolving credit facility (the “Credit Facility”) available to be used by the Company, Zircon and its Affiliates for replacement and discharge of  the Company’s prior line of credit balance of $8.8 million, and matures on May 31, 2027. The Company, Zircon and the Affiliates are guarantors of all of the obligations under the Credit Agreement and the Company’s four principal shareholders are limited guarantors thereof.

As of June 30, 2025, the Company was not in compliance with certain covenants under its revolving credit facility with FGI Worldwide, LLC (“FGI”) and entered into a series of forbearance agreements with FGI.

From July 2025 through March 2026, the Company and FGI entered into multiple forbearance agreements and amendments to the Credit Agreement, which temporarily waived existing covenant defaults and imposed additional operational and reporting requirements while the Company pursued strategic and financing alternatives. On March 17, 2026, the Company repaid in full and extinguished its revolving credit facility with FGI Worldwide, LLC using proceeds from a new senior secured revolving credit facility. Upon repayment, the FGI Credit Agreement was terminated and the Company was released from all remaining obligations.

On March 17, 2026 (the “Effective Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Altriarch Holdings SPV, LLC, as lender (“Lender”). The Loan Agreement provides for a $12.5 million senior secured revolving credit facility (the “Credit Facility”) available to be used by the Company and Zircon for, among other things, replacement and discharge of the Company’s current loan of $15.0 million with FGI Worldwide, LLC and the ability to increase its borrowings from the Lender for working capital purposes. As a result of this repayment, the Company has no continuing obligations to FGI under the former Credit Agreement.

The Loan Agreement matures on March 17, 2029 (the “Maturity Date”), subject to the right of the Debtor to request to extend the Maturity Date for up to an additional one (1) year period. Prior to the Maturity Date or an Event of Default, the interest rate shall be the lesser of (a) the Maximum Rate (as defined in the Loan Agreement), and (b) the 3 month term SOFR (as defined in the Loan Agreement) plus the 8.75%. Accrued and unpaid interest on the outstanding principal balance of Credit Facility shall be due and payable monthly commencing on April 14, 2026 and continuing on the tenth (10th) Business Day of each month thereafter and on the Maturity Date.

So long as no Event of Default (as defined in the Loan Agreement) has occurred and is continuing, upon notice to Lender, Debtor may, request increases in the Credit Facility (each, a “Commitment Increase”) by an amount not exceeding Five Million Dollars ($5,000,000.00) in the aggregate; provided that (i) Debtor may make a maximum of two (2) such requests and (ii) Lender may grant or deny all or any portion of such Commitment Increase in its sole discretion.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

The Loan Agreement requires the Company to comply with maximum tangible net worth and minimum fixed charge coverage ratios. However, the lender has waived compliance with the financial covenants through August 31, 2026. In addition, the Credit Agreement contains other standard affirmative and negative covenants such as those which (subject to certain thresholds) limit the ability of the Company and its subsidiary and affiliates to, among other things, incur debt, incur liens, engage in any Change of Control (as defined in the Loan Agreement), enter into new lines of business not related to the Company’s current lines of business, make certain investments, issue equity securities, engage in transactions with affiliates, or prepay any debt without the approval of the Lender. Events of default under the Loan Agreement include, among other things, payment defaults, breaches of representations, warranties or covenants, defaults under material indebtedness, certain events of bankruptcy or insolvency, judgment defaults, certain defaults or events relating to employee benefit plans or a change in control of the Company. The events of default would permit the lender to terminate commitments and accelerate the maturity of borrowings under the Loan Agreement if not cured within applicable grace periods.

If the Loan Agreement is terminated by Debtor anytime prior to the first (1st), second (2nd) or third (3rd) anniversary of the Effective Date (including without limitation as a result of acceleration of the outstanding balance of the Loan Agreement as a result of the occurrence of an Event of Default), Debtor will pay to Lender, as a prepayment premium (the “Prepayment Premium”) and not as a penalty, an amount equal to one and one-half percent (1.50%), one percent (1%) and one-half percent (0.5%) of the Maximum Amount, respectively, provided that the Prepayment Premium will be waived if the Loan Agreement is terminated on or after the second (2nd) anniversary of the Effective Date and the Loan Agreement is contemporaneously refinanced by a Federal Deposit Insurance Corporation insured financial institution.

The Company recognized deferred financing costs of approximately $0.3 million for bank fees which will be amortized over three years and recorded as interest expense. For the three months ended June 30, 2025 and 2024, the Company recognized less than $0.1 million, respectively, as interest expense for the amortization of deferred financing costs. For the three months ended June 30, 2025 and 2024, interest expense on the line of credit totaled $0.2 million and $0.2 million, respectively.

Notes payable to Stauss Family Administrative Trust

The Company has notes payable to the Stauss Family Administrative Trust to repay loans made to the Company. As of June 30, 2025, the outstanding principal balance was approximately $0.7 million. Under the original terms of the agreement, the notes were due and payable in December 2025 with interest accruing at 5.5% per annum, which was to be paid quarterly and is included in accrued expenses. On March 27, 2025, the Board of Directors of Zircon Corporation and the Stauss Family Administrative Trust agreed to extend the maturity dates of both promissory notes to December 31, 2027. There was no change to the principal amount or the annual interest rate. The notes are subordinated to the Credit Agreement and no payment is to be made on the note without prior approval from FGI.

For the three months ended June 30, 2025 and 2024 the interest expense on the notes payable to the Stauss Family Administrative Trust totaled less than $0.1 million in each respective period.

10. Profit Sharing and 401(k) Plan

The Company has a defined contribution profit sharing plan for all eligible employees. Contributions to the profit sharing plan are determined annually by the Board of Directors. There were no profit sharing contributions made during the three months ended June 30, 2025 and 2024.

All eligible employees are also allowed to participate in the Company’s 401(k) plan. The Company’s contributions to the plan are based on a specified percentage of each participant’s eligible contribution, decided annually by the Board of Directors, as defined in the plan document. For the three months ended June 30, 2025 and 2024, the Company made contributions to the 401(k) plan of less than $0.1 million.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

11. Equity

On February 28, 2024 the Company adopted a 2024 Equity Incentive Plan (the “Equity Plan”). The Plan provides for granting of stock options (“Options”), restricted stock units (“RSUs”), and other equity-based awards tied to the value of shares of common stock to key personnel, including directors, officers, employees, consultants, and advisors of the Company and its subsidiaries. The Plan provides for the grant of options (which may include “incentive stock options” (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”)), stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), and other stock-based awards. As of June 30, 2025, 40,000,000 shares are authorized for issuance and 36,783,500 shares remain available for issuance under the Equity Plan. The number of shares of Common Stock available for grant and issuance under this Plan will be automatically increased on the first day of each calendar year beginning with the first January 1 following the effective date and ending with the last January 1 during the initial ten-year term of the Equity Plan, equal to the lesser of (A) five percent (5%) of the shares of Common Stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (B) such lesser number of shares of Common Stock as determined by the Board. The Board has determined that there will be no adjustment.

The following table summarizes the Company’s employee and non-employee Option activity under the Equity Plan for the following periods:

	Number of shares	Weighted average exercise price	Weighted average remaining term (years)	Aggregate intrinsic value (in thousands)
Outstanding as of March 31, 2025	3,216,500	$0.79	3.44	$—
Options granted	—	—	—	—
Options forfeited	—	—	—	—
Outstanding as of June 30, 2025	3,216,500	$0.79	3.19	$—
Exercisable as of June 30, 2025	40,000	$0.88	3.92	$—

No stock options were granted, vested, nor exercised during the three months ended June 30, 2025.

For the three months ended June 30, 2025 and 2024, the Company recognized $0.1 million and $0.1 million in stock based compensation, respectively, included in general and administrative expenses in the accompanying statements of operations and comprehensive loss. As of June 30, 2025 there was $0.8 million of unrecognized share-based compensation expense related to unvested stock options over a weighted average term of 3.2 years.

During the three months ended June 30, 2025, the Company issued an aggregate of 26,999 common shares to consultants, with an aggregate value of less than $0.1 million. As these common shares were fully vested upon the date of grant, the grant date fair value  was expensed in the respective period of the grant date . The Company used the Black-Scholes model to value the option grants.

The assumptions used to calculate the fair value of the options are summarized as follows:

March 31, 2025
Volatility	36% - 75%
Risk-free rate	3.5% - 4.6%
Expected life (in years)	3 - 5
Stock price	$0.75 - 0.83
Exercise price	$0.75 - 0.83

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

12. Warrants

The following table provides the activity for all warrants  for the three months ended June 30, 2025:

	Total Warrants	Weighted Average Remaining Term	Weighted Average Exercise Price
Outstanding as of March 31, 2025	217,184	8.2	$0.20
Outstanding as of June 30, 2025	217,184	8.0	$0.20

The Advisor Warrants are exercisable any time ten years from the date of issuance and have been recorded as stockholders’ equity in the Company’s balance sheet

13. Commitments and Contingencies

Legal Proceedings

Zircon engages in procedures to protect its proprietary rights and has filed complaints  with the Federal Trade Commission and the Customs and Border Patrol. As of June 30, 2025, no material contingencies exist.

Leases

The Company’s corporate headquarters in Campbell, California are leased from the Stauss Family Administrative Trust for approximately $19,000 per month under a lease expiring in December 2027. The lease requires the Company to pay utilities, maintenance and real estate taxes. Rent expense was approximately $58,000 for both of the three months ended June 30, 2025 and 2024, respectively.

The Company leases office equipment through a lease that expires in June 2026 and requires monthly lease payments of less than $0.1 million for a period of five years. The total lease expense for the three months ended June 30, 2025 and 2024 amounted to less than $0.1 million in each respective period.

The Company had leased a vehicle that expired on July 2024 and required monthly lease payments of less than $0.1 million for a period of three years. In July 2024 the Company leased a new vehicle under the same terms, that expires in June 2027 with required monthly lease payments of less than $0.1 million for a period of three years. The total lease expense for the three months ended June 30, 2025 and 2024 amounted to less than $0.1 million in each respective period.

The components of lease expense, which include short-term and variable lease expense and are included in selling, general and administrative expense, are as follows:

	For the Three Months Ended June 30,
	2025	2024
(In thousands)	(Unaudited)
Operating lease expense	$62	$52
Total lease cost	$62	$52

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

The following table provides the weighted average lease term and weighted average discount rate for the three months ended June 30, 2025 and 2024, respectively:

	For the Three Months Ended June 30,
	2025	2024
	(Unaudited)
Weighted average remaining lease term (in years)	2.87	3.10
Weighted average discount rate	7.00%	7.00%

Future minimum lease payment under non-cancellable lease as of June 30, 2025 are as follows:

Maturities of lease liabilities (In thousands)	Operating Leases
Year ending March 31,
Remainder of fiscal 2026	$186
2027	239
2028	174
2029	—
2030 and thereafter	—
Total Minimum Lease Payments	599
Less effects of discounting	(66)
Present value of future minimum lease liabilities	533
Less current portion of operating lease liability	(216)
Operating lease liability, net of current portion	$317

14. Related Party Transactions

Zircon is a member of a controlled group of companies and has revenue and cost-sharing activities with other members of the controlled group. Results of operations and financial condition may not represent amounts that would have been reported if Zircon operated as an unaffiliated entity.

Zircon has an exclusive manufacturing and technical assistance agreement with Zircon de Mexico S.A. de C.V. (the “Contractor”), an entity which is owned by certain shareholders of the Company. Under the terms of the agreement, Zircon provides materials, technical assistance, and expertise to the Contractor, and the Contractor assembles certain of Zircon’s products.

In September 2017, an affiliated company, Zircon Corporation Limited, was established in the United Kingdom to facilitate the sale of Zircon’s products to European customers and operations began during the year ended March 31, 2019. The ownership structure of the affiliate is similar to the premerger ownership of Zircon.

The Company leases from the Stauss Family Administrative Trust a 14,000 square foot facility owned by the Trust.

The Company has notes payable to the Stauss Family Administrative Trust to repay loans made to the Company. As of June 30, 2025, principal balance of 0.7 million is due and payable in December 2027. Interest accrued at 5.5% per annum is paid quarterly and included in accrued expenses. The notes are subordinated to FGI and no payment is to be made on the notes without prior approval from FGI. For the three months ended June 30, 2025 and 2024, the interest expense on notes payable to the Stauss Family Administrative Trust totaled less than $0.1 million, respectively.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

15. Subsequent Events

From July 2025 through March 2026, the Company and FGI Worldwide, LLC (“FGI”) entered into multiple forbearance agreements and amendments to the Credit Agreement, which temporarily waived existing covenant defaults and imposed additional operational and reporting requirements while the Company pursued strategic and financing alternatives. On March 17, 2026, the Company repaid in full and extinguished its revolving credit facility with FGI Worldwide, LLC using proceeds from a new senior secured revolving credit facility. Upon repayment, the FGI Credit Agreement was terminated and the Company was released from all remaining obligations.

As a result of the extinguishment, the Company recognized a loss on extinguishment of debt of approximately $0.4M, which primarily consisted of the write-off of an early termination fee of $225,000 and unamortized deferred financing costs of $136,000.

On March 17, 2026 (the “Effective Date”), ZRCN Inc., a Delaware corporation (the “Company”), and its wholly owned subsidiary, Zircon Corporation, a California corporation (“Zircon” and collectively with the Company, the “Debtor”), entered into a Loan and Security Agreement (the “Loan Agreement”) with Altriarch Holdings SPV, LLC, as lender (“Lender”). The Loan Agreement provides for a $12.5 million senior secured revolving credit facility (the “Credit Facility”) available to be used by the Company and Zircon for, among other things, replacement and discharge of the Company’s current loan of $15.0 million with FGI Worldwide, LLC and the ability to increase its borrowings from the Lender for working capital purposes. As a result of this repayment, the Company has no continuing obligations to FGI under the former Credit Agreement.

The Loan Agreement matures on March 17, 2029 (the “Maturity Date”), subject to the right of the Debtor to request to extend the Maturity Date for up to an additional one (1) year period. Prior to the Maturity Date or an Event of Default, the interest rate shall be the lesser of (a) the Maximum Rate (as defined in the Loan Agreement), and (b) the 3 month term SOFR (as defined in the Loan Agreement) plus the 8.75%. Accrued and unpaid interest on the outstanding principal balance of Credit Facility shall be due and payable monthly commencing on April 14, 2026 and continuing on the tenth (10th) Business Day of each month thereafter and on the Maturity Date (See Note 9).

In accordance with an agreement with S.C.E. Partners (“SCE”) dated May 15, 2023 and amended on July 15, 2024, the Company issued an additional 49,998 common shares to SCE on July 15, 2025 and recorded stock-based compensation expense of less than $0.1 million in general and administrative expense.

The Company has evaluated all subsequent events through the date these financial statements were issued. Except for the events described above, no other material subsequent events requiring disclosure or adjustment were identified.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis of the financial position and results of operations (“MD&A”) should be read in conjunction with the unaudited consolidated financial statements and related notes to the financial statements included elsewhere in this Report. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those listed under “Forward-Looking Statements” and “Risk Factors” and those included elsewhere in this report.

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

RESULTS OF OPERATIONS

During the three months ended June 30, 2025, and at March 31, 2025, Zircon’s selected financial information is the following (in thousands):

Financial Position Analysis

The information presented below as of June 30, 2025 as compared to March 31, 2025 for ZRCN Inc (in thousands):

In thousands	June 30,2025	March 31, 2025
Assets	$21,218	$23,378
Liabilities	$17,420	$17,848
Equity	$3,798	$5,530

Assets

Total assets on June 30, 2025 were $21.2 million compared to $23.4 million on March 31, 2025, which was a decrease of approximately $2.2 million. This decrease was driven primarily by a decrease in cash of $0.8 million, a decrease in accounts receivable of $0.3 million, a decrease in inventory of $0.9 million, a decrease in property, plant, and equipment and right-of-use assets of $0.1 and decreases in all other assets of $0.1 million.

Liabilities

Total liabilities on June 30, 2025 were $17.4 million compared to $17.8 million on March 31, 2025, which was a decrease of approximately $0.4 million. This decrease was driven primarily by a decrease in our line of credit of $0.7 million, offset by an increase in accounts payable and accrued expenses of $0.3 million.

Equity

Total equity on June 30, 2025 was $3.8 million compared to $5.5 million on March 31, 2025, which was a decrease of approximately $1.7 million. This decrease was driven primarily by a comprehensive loss of $1.8 million offset by an increase in other comprehensive loss of $0.1 million.

Operating Results Analysis

	For the Three Months Ended June 30,
(In thousands)	2025	2024
Net Sales	$6,062	$5,811
Cost of goods sold	4,684	3,460
Gross Profit	1,378	2,351
Gross Margin	22.7%	40.5%

Operating Expenses
General & administrative	1,447	1,461
Marketing & selling	1,160	903
Research and development	411	425
Total Operating Expenses	3,018	2,789
Operating loss	(1,640)	(438)

Other (Income) Expense
Interest expense	204	223
Other expense	8	7
(Income) loss on foreign currency translation	64	(103)
Total other expenses	276	127

Loss before income taxes	(1,916)	(565)
Benefit from (Provision for) income taxes	(18)	(21)
Net loss	$(1,934)	$(586)

Foreign currency translation adjustment	130	117
Comprehensive income (loss)	$(1,804)	$(469)

Sales revenue and gross margin

Revenue for the three months ended June 30, 2025 was $6.1 million compared to $5.8 million for the three months ended June 30, 2024 which was a increase of $0.3 million, or 4%. This was driven primarily by increased sales from one of our major customers. Gross profit for the three months ended June 30, 2025 was $1.4 million, or 22.8% compared to $2.4 million, or 40.5%, during the three months ended June 30, 2024, which was a decrease of $1.0 million, or 41% and 17.6%, respectively. The decrease in gross profit was primarily driven by an increase in duty expense resulting from increase tariffs on our products manufactured in China.

During the three months ended June 30, 2025, the U.S. government implemented and/or expanded tariffs pursuant to authorities under the International Emergency Economic Powers Act (‘IEEPA”), targeting imports from certain countries that are significant sources of raw materials, components, and finished goods used in the Company’s operations.

As a result, we experienced increased input costs associated with imported materials and products subject to these tariffs. The increased tariff expense recognized during the three months ended June 30, 2025 was approximately $1.4 million compared to $0.3 million during the three months ended June 30, 2024 which was an increase of $1.1 million. These costs were recognized primarily within cost of goods sold and contributed to a gross margin decrease of 1,800 basis points.

The Company has taken the following actions to mitigate the impact of these tariffs going forward including:

1.	Adjusting sourcing strategies, including shifting to alternative vendor locations and jurisdictions where feasible (primarily from subcon locations in China to Malaysia and our facility in Ensenada, Mexico,
2.	Implementing selective price increases to our major customers; however, these increases are temporary,
3.	Improving operational efficiencies.

However, these mitigation efforts have not fully offset the increased costs from the tariffs and the timing and effectiveness of such actions may vary.

In addition, tariffs have contributed to supply chain disruptions, including longer lead times and increased logistics costs, which have affected inventory levels and fulfillment timing during the period.

Research and development

Research and development expenses for the three months ended June 30, 2025 were $0.4 million compared to $0.4 million for the three months ended June 30, 2024. This decrease of $14,000, or 3%, and was driven primarily by reduced consulting expenses.

General and Administrative expenses

General and administrative expenses for the three months ended June 30, 2025 were $1,4 million compared to $1.5 million for the three months ended June 30, 2024 which was a increase of $14,000, or 1%. This decrease was driven primarily by an decrease in outside service expenses.

Marketing and Selling expenses.

Marketing and selling expenses for the three months ended June 30, 2025 were $1.2 million compared to $0.9 million for the three months ended June 30, 2024 which was an increase of $0.3 million, or 28%. This increase was driven primarily by an increase in consulting and advertising expenses.

Other expenses

Other expenses for the three months ended June 30, 2025 were approximately $0.3 million compared to $0.1 million for the three months ended June 30, 2024 which was an increase of approximately $0.2 million, or 117%. This increase was driven primarily by an increase in foreign exchange losses of $0.2 million.

Cash Flow Analysis

	For the Three Months Ended March 31,
In thousands	2025	2024
Operating activities	$(42)	$983
Investing activities	(93)	(285)
Financing activities	(694)	(853)
Effect of exchange rate changes	77	27
Net decrease in cash	$(752)	$(128)

Operating Activities

During the three months ended June 30, 2025, net cash used in operating activities was $42,000. This decrease was due to a net loss of $1.9 million offset by non-cash expenses for depreciation, amortization, inventory obsolescence impairment and credit loss recovery of $0.4 million, total stock based compensation of $0.1 million, a decrease in accounts receivable of $0.3 million, a decrease in inventories of $0.8 million, and an increase in accounts payable and accrued expenses of $0.3 million.

During the three months ended June 30, 2024, net cash provided by operating activities was $1.0 million. This increase was due to a net loss of $0.6 million offset by non-cash expenses for depreciation, amortization, and inventory obsolescence impairment of $0.4 million, common stock issued for advisory services of $40,000 , a decrease in accounts receivable of $2.8 million and a decrease in inventories of $0.8 million, offset by an decrease in accounts payable and accrued expenses of $1.8 million, an increase in deferred expenses of $0.3 million, an increase in prepaid expenses of $0.1 million, a decrease in operating lease liabilities of $62,000, and a provision for bad debt and foreign currency losses of $0.1 million

Investing Activities

During the three months ended June 30, 2025, net cash used in investing activities was $0.1 million. This decrease was due to purchases of property and equipment of $0.1 million.

During the three months ended June 30, 2024, net cash used in investing activities was $0.3 million. This decrease was due to purchases of property and equipment of $0.3 million.

Financing Activities

During the three months ended June 30, 2025, net cash used in financing activities was $0.7 million. This decrease was due to net repayments on our line of credit of $0.7 million.

During the three months ended June 30, 2024, net cash used in financing activities was $0.9 million. This decrease was due to repayments on our line of credit of $0.5 million, prior Subchapter S shareholder tax distributions of $0.3 million and repayment of debt assumed as part of the Harmony merger of $75,000.

Liquidity, Capital Resources and Sources of Financing

As of June 30, 2025 the Company had a cash balance of $0.7 million and working capital of $1.8 million. Working capital as of March 31, 2025 was $3.5 million. The decrease of $1.7 million was driven primarily by a decrease in cash of $0.8 million, a decrease in accounts receivable of $0.3 million, a decrease in inventory of $0.9 million, an increase in accounts payable and accrued expenses of $0.3 million, offset by a decrease in our line of credit of $0.7 million. To date the Company has been financed primarily through retained earnings, loans and credit lines secured by accounts receivable, inventory and fixed assets.

The increased tariff-related costs have placed additional pressure on our working capital requirements. The decrease in gross profit and gross margin and extended supply chain cycles have resulted in a decrease in our cash balance of approximately $0.8 million from March 31, 2025. Continued or escalated tariffs will require additional financing and changes in capital allocation priorities including shifting payments to the U.S. Government from inventory suppliers to other vendors.

We do not believe our existing cash and cash equivalents along with borrowing capacity from our current lender will be sufficient to meet our anticipated cash needs over the next 12 months. The Company has incurred losses and anticipates that existing cash and available credit may not be sufficient to meet its operating and debt service needs for the next 12 months. As of June 30, 2025, the Company is not in compliance with its Credit Agreement covenants and is operating under a forbearance agreement. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing options to improve liquidity, including negotiating waivers or amendments to existing debt covenants, reducing discretionary spending, and evaluating potential capital raises. While these plans are intended to mitigate the risk, there can be no assurance that they will be successful in eliminating the substantial doubt.

On May 31, 2024, the Company entered into a Revolving Credit Agreement (the “Credit Agreement”) with FGI Worldwide LLC, as Agent for the lender (“FGI”). The Credit Agreement provides for a $15 million senior secured revolving credit facility (the “Credit Facility”) available to be used by the Company, Zircon and its Affiliates for replacement and discharge of the Company’s then current US Bank loan of $8,750,000 and matures on May 31, 2027. The Company, Zircon and the Affiliates are guarantors of all obligations under the Credit Agreement and the Company’s four principal shareholders are limited guarantors thereof. As of June 30, 2025, the outstanding balance on the FGI Credit Facility was approximately $7.7 million.

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

The Credit Agreement requires the Company to comply with maximum total net leverage of $15.0 million and a minimum fixed charge coverage ratio of 1.10. As of June 30, 2025, the Company was not in compliance with the fixed charge coverage ratio and is working with the lender to obtain a waiver and has entered into a third forbearance agreement and Credit Agreement amendment with regard thereto along with additional covenants.

Remediation of Material Weakness

Subsequent to June 30, 2025, we have initiated steps to remediate the material weaknesses in our internal control over financial reporting related to (i) inadequate segregation of duties due to limited personnel and (ii) insufficient formalized policies and procedures for accounting, financial reporting and record keeping.

In furtherance of these efforts, we hired a Corporate Controller with significant accounting and financial reporting experience. The Corporate Controller is responsible for strengthening our financial reporting processes and internal control environment. As part of these efforts, the Corporate Controller has implemented enhanced review procedures, including the review and approval of all journal entries prior to posting.

In addition, we have begun to formalize and document key accounting and operational processes and controls. These efforts include the development and implementation of written policies and procedures related to, among other areas, journal entry preparation and review, revenue recognition and accounts receivable cycles, and the purchase order and procurement process. These policies are designed to improve consistency, establish clear control ownership, and enhance oversight across key transaction cycles.

We are also evaluating further enhancements to our control environment, including the potential addition of personnel or third-party resources, to improve segregation of duties and strengthen financial reporting oversight.

While these actions are intended to remediate the identified material weaknesses, the material weaknesses cannot be considered remediated until the applicable controls have been fully implemented and have operated effectively for a sufficient period of time and management has concluded, through testing, that these controls are effective. We continue to monitor the effectiveness of these remediation efforts and plan to complete the remediation process as promptly as possible.

Information on Outstanding Securities

The following table sets out the number of common shares and warrants outstanding as of the date hereof:

Information on Outstanding Securities as of June 30, 2025
Common shares issued and outstanding	10,333,425
Potential issuance of common shares
Warrants	217,184
Stock options	3,216,500
Fully diluted shares	13,767,109

During the three months ended June 30, 2025, the Company issued 26,999 common shares primarily to two service providers with the associated stock-based compensation being recorded in general and administrative expenses.

Related Party Transactions

Zircon is a member of a controlled group of companies and has revenue and cost-sharing activities with other members of the controlled group. Results of operations and financial condition may not represent amounts that would have been reported if Zircon operated as an unaffiliated entity.

Zircon has an exclusive manufacturing and technical assistance agreement with Zircon de Mexico S.A. de C.V. (the “Contractor”), an entity which is owned by certain shareholders of the Company. Under the terms of the agreement, Zircon provides materials, technical assistance, and expertise to the Contractor, and the Contractor assembles certain of Zircon’s products.

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

The Company has notes payable to the Stauss Family Administrative Trust to repay loans made to the Company. As of June 30, 2025, principal balance of $0.7 million is due and payable on December 31, 2027. Interest accrued at 5.5% `per annum is paid quarterly and included in accrued expenses. The notes are subordinated to the credit note payable to FGI and no payment is to be made on the note without prior approval from the lender.

For the three months ended June 30, 2025 and 2024 the interest expense on notes payable to the Stauss Family Administrative Trust was approximately $9,000, respectively.

On March 27, 2025 the Stauss Family Administrative Trust and the Company agreed to extend the maturity date of the Notes Payable to the trust to December 31, 2027.

During the three months ended June 30, 2024 the Company made a distribution of $0.7 million to certain related party shareholders and one director shareholder for taxes due as a result of the Company converting from an S corporation to a C corporation, of which the total distribution was paid in cash from those shareholders’ prior earnings previously taxed that they had not yet withdrawn from the Company.

Off-Balance Sheet Arrangements

ZRCN has no off-balance sheet arrangements.

Estimates, Judgments and Assumptions

ZRCN prepares its consolidated financial statements in accordance with US GAAP, which require management to make estimates and assumptions that affect the amounts of its assets and liabilities, the information provided with regard to future assets and liabilities as well as the amounts of revenues and expenses for the relevant periods. Readers are invited to refer to Note 3 of the financial statements for the three months ended June 30, 2025, for details.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Trade Policy and Tariff Risk

Our business is exposed to risk arising from changes in trade policy, including tariffs imposed under IEEPA. These tariffs may:

●	Increase the cost of imported goods and materials,
●	Reduce demand for our products due to higher prices,
●	Disrupt supply chains and increase sourcing complexity, and
●	Introduce volatility in gross margins.

Interest Rate Risk

ZRCN’s exposure to changes in interest rates relates primarily to Zircon’s cash, cash equivalents and outstanding debts.

Foreign Currency & Exchange Risk

ZRCN sources parts from foreign vendors and sells its products in various foreign markets around the world. Changes in foreign currency exchange for the purchase of components from vendors and the sale of products in foreign markets can have a material impact on the Company’s results of operations and liquidity. The Company hedges or takes other steps to mitigate the impact from foreign currency exchange rates, but there is no guarantee that these efforts will be successful in every instance.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal accounting and financial officer have concluded that as of June 30, 2025, our disclosure controls and procedures were not effective as of such date as a result of material weaknesses in our internal control over financial reporting due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping. Under the direction of our principal executive officer and principal financial and accounting officer, we are developing a plan to remediate the material weaknesses.

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

As of June 30, 2025, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of June 30, 2025, our internal control over financial reporting had material weaknesses that lack adequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping and we are implementing plans to improve such internal control.

Changes in Internal Control Over Financial Reporting

Subsequent to June 30, 2025, we initiated remediation actions in response to the material weaknesses identified in our internal control over financial reporting. These actions include the hiring of a Corporate Controller, the implementation of enhanced review procedures over journal entries, and the development and documentation of key accounting policies and procedures. These changes are intended to strengthen our internal control environment.

Other than the foregoing, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding the primary risks and uncertainties that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements, appears in Part I, Item 1A - “Risk Factors” of our 2025 Form 10-K filed with the Securities and Exchange Commission on September 10, 2025 . There have been no material changes from the risk factors set forth in our Form 10-K filed on September 10th .

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not made any sales of unregistered securities of our common stock during the period from April 1, 2025, through June 30, 2025.

Item 3. Defaults Upon Senior Securities

See the Company’s 10-K for the fiscal year ended March 31, 2024 and its 8-K’s filed subsequent to the filing of its 10-K for the fiscal year ended March 31, 2024 for Forbearance Agreements executed with the Company’s former Senior Securities Lender, FGI Worldwide LLC, and the Company’s 8-K filed on March 23, 2026 describing its Loan and Security Agreement dated March 17, 2026 with Altriarch Holding SPV, LLC, the Company’s successor Senior Securities Lender.

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

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation, dated June 19, 2018 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed by the Company on December 27, 2021)
3.2	Certificate of Amendment to Certificate of Incorporation, dated August 28, 2020 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed by the Company on December 27, 2021)
3.3	Certificate of Amendment to Certificate of Incorporation, dated July 9, 2021 (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form 10 filed by the Company on December 27, 2021)
3.4	Certificate of Amendment to Certificate of Incorporation, dated June 17, 2022 (incorporated by reference to Exhibit 3.5 to the Current Report on 8-K filed by the Company on June 21, 2022)
3.5	Certificate of Amendment to Certificate of Incorporation, dated June 17, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on 8-K filed by the Company on June 27, 2023)
3.6	Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form 10 filed by the Company on December 27, 2021)
4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act (incorporated by reference to Exhibit 4.1 to the Current Report on Form 10-K filed by the Company on July 16, 2024)
10.1	Union Bank Loan Agreement (incorporated by reference to Exhibit 1 to the Current Report on Form 8-K/A filed by the Company on August 22, 2023)
10.2+	ZRCN Inc. 2024 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 4.7 to the Registration Statement filed on Form S-8 filed by the Company on March 6, 2024)
10.3+	Form of Stock Option Agreement under the Plan (Incorporated by reference to Exhibit 4.8 to the Registration Statement filed on Form S-8 filed by the Company on March 6, 2024)
10.4†	Revolving Credit, Security And Guaranty Agreement, dated as of May 31, 2024, by and among Zircon Corporation, ZRCN Inc.,Zircon De Mexico, S.A. DE C.V.,, Zircon Corporation Limited, And FGI Worldwide LLC, As Agent For Lenders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 10-K filed by the Company on July 16, 2024)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Current Report on Form 10-K filed by the Company on July 16, 2024)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZRCN INC.

Date: May 27, 2026	By:	/s/ John Stauss
	Name:	John Stauss
	Title:	Chairman and Chief Executive Officer

Date: May 27, 2026	By:	/s/ Jeff Parsons
	Name:	Jeff Parsons
	Title:	Chief Financial Officer

