Form 10-Q
period 2025-09-30
ZRCN Inc.
filed 2026-06-26
CIK 1901297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of June 23, 2026, 10,359,924 shares of common stock were issued and outstanding.

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

ZRCN Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2025	March 31, 2025
	(Unaudited)	Audited
ASSETS
Current assets:
Cash	$40	$1,407
Accounts receivable, net of provision for credit losses of $63 and $53, respectively	11,050	6,102
Inventory, net	10,559	12,456
Prepaid expenses and other assets	460	294
Total current assets	22,109	20,259

Property and equipment, net	1,613	1,594

Operating lease right-of-use assets	454	558
Federal tax deposit	28	28
Intangible assets, net	641	684
Deposits	19	19
Deferred financing costs	181	236
Total assets	$25,045	$23,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	8,921	8,413
Accounts payable	8,912	6,453
Accrued expenses	2,830	1,720
Operating lease liability, current	217	213
Total current liabilities	20,880	16,799

Operating lease liability, net of current portion	263	373
Notes payable to Stauss Family Administrative Trust, net of current portion	667	676
Total liabilities	21,810	17,848

Stockholders’ equity:
Common stock; at $0.0001 par value, 200,000,000 shares authorized, 10,384,923 and 10,306,426 shares issued and outstanding as of September 30, 2025 and March 31, 2025, respectively	1	1
Additional paid-in capital	8,675	8,532
Accumulated other comprehensive loss	(289)	(347)
Accumulated deficit	(6,978)	(4,297)
Total equity attributable to ZRCN Inc. stockholders	1,409	3,889
Non-controlling interests in variable interest entities	1,826	1,641
Total stockholders’ equity	3,235	5,530
Total liabilities and stockholders’ equity	$25,045	$23,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZRCN Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Net sales	$9,428	$9,362	$15,490	$15,173
Cost of sales	6,617	5,356	11,301	8,816
Gross profit	2,811	4,006	4,189	6,357

Operating expenses:
General and administrative	1,737	2,025	3,184	3,486
Marketing and selling	1,156	1,105	2,316	2,008
Research and development	428	432	839	857
Total operating expenses	3,321	3,562	6,339	6,351
Income (loss) from operations	(510)	444	(2,150)	6

Other expenses:
Interest expense	201	203	405	426
Other expenses	7	9	15	16
Loss (gain) on foreign currency transactions	42	(62)	106	(165)
Total other expenses	250	150	526	277

Income (loss) before income taxes	(760)	294	(2,676)	(271)
Income tax benefit (expense)	198	175	180	154
Net income (loss)	$(562)	$469	$(2,496)	$(117)
Less: Net (income) loss attributable to non-controlling interests	67	(176)	185	(98)
Net income (loss) attributable to ZRCN Inc. common stockholders	$(629)	$645	$(2,681)	$(19)

Net income (loss)	$(562)	$469	$(2,496)	$(117)
Gain (loss) on change in foreign currency translation adjustment	(72)	(125)	58	(8)
Comprehensive loss	(634)	344	(2,438)	(125)
Less: Net loss (income) attributable to non-controlling interests	67	(176)	185	(98)
Other comprehensive income (loss) attributable to non-controlling interest	(72)	(125)	58	(8)
Comprehensive loss attributable to ZRCN common stockholders	$(629)	$645	$(2,681)	$(19)

Net loss per share attributable to ZRCN Inc.:
Basic	$(0.06)	$0.06	$(0.26)	$(0.00)
Diluted	(0.06)	$0.06	$(0.26)	$(0.00)

Weighted average common shares outstanding:
Basic	10,355,549	10,048,726	10,341,078	10,040,036
Diluted	10,355,549	10,537,975	10,341,078	10,040,036

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZRCN Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Equity Attributable to	Non-controlling	Total Stockholders’
	Shares	Amount	Loss	Capital	Deficit	ZRCN	Interests	Equity
Balance - March 31, 2025	10,306,426	$1	$(347)	$8,532	$(4,297)	$3,889	$1,641	$5,530
Change in foreign currency translation adjustment	—	—	130	—	—	130	—	130
Common stock issued for advisory services	26,999	—	—	5	—	5	—	5
Share based compensation	—	—	—	67	—	67	—	67
Net loss (income)	—	—	—	—	(2,052)	(2,052)	118	(1,934)
Balance - June 30, 2025	10,333,425	$1	$(217)	$8,604	$(6,349)	$2,039	$1,759	$3,798
Change in foreign currency translation adjustment	—	—	(72)	—		(72)	—	(72)
Common stock issued for advisory services	26,499	—	—	4	—	4	—	4
Share based compensation	—	—	—	67	—	67	—	67
Net loss	—	—	—	—	(629)	(629)	67	(562)
Balance - September 30, 2025	10,359,924	$1	$(289)	$8,675	$(6,978)	$1,409	$1,826	$3,235

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Retained	Total Equity Attributable to	Non-controlling	Total Stockholders’
	Shares	Amount	Loss	Capital	Earnings	ZRCN	Interests	Equity
Balance - March 31, 2024 - as revised	10,016,936	$1	$(187)	—	$6,762	$6,576	$1,692	$8,268
Change in foreign currency translation adjustment	—	—	117	—	—	117	—	117
Common stock issued for advisory services	25,000	—	—	40		40	—	40
Net loss (income)	—	—		—	(664)	(664)	78	(586)
Balance - June 30, 2024	10,041,936	$1	$(70)	$40	$6,098	$6,069	$1,770	$7,839
Change in foreign currency translation adjustment	—	—	(125)	—	—	(125)	—	(125)
Common stock issued for advisory services	8,329	—	—	7	—	7	—	7
Share based compensation	—	—	—	10	—	10	—	10
Net income (loss)	—	—	—	—	645	645	(176)	469
Balance - September 30, 2024	10,050,265	$1	$(195)	$57	$6,743	$6,606	$1,594	$8,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZRCN Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended September 30,
	2025	2024
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,496)	$(117)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	334	467
Amortization of intangible assets	44	55
Amortization of right-of-use assets	104	53
Inventory obsolescence impairment	373	531
Provision for credit losses	10	118
Amortization of financing costs	55	36
Share based compensation expense	134	10
Common stock issued for advisory services	9	47
Deferred tax asset	—	(192)
(Gain) loss on foreign currency transactions	106	(165)
Changes in operating assets and liabilities:
Accounts receivable	(4,948)	(711)
Inventory	1,524	384
Prepaid expenses and other assets	(166)	(170)
Federal tax deposit	—	(66)
Deferred expenses	—	(326)
Accounts payable	2,459	(1,122)
Accrued expenses	1,110	705
Operating lease liabilities	(106)	(54)
Net cash used in operating activities	(1,454)	(517)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets	(1)	—
Purchase of property and equipment	(120)	(686)
Net cash used in investing activities	(121)	(686)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt assumed in Harmony Merger	—	(75)
Borrowing on line of credit	12,208	10,580
Repayment on line of credit	(11,700)	(9,288)
Stockholder distributions	—	(245)
Net cash provided by financing activities	508	972

Effect of exchange rate fluctuations on cash	(300)	151
Net decrease in cash	(1,367)	(80)
Cash at beginning of period	1,407	502
Cash at end of period	$40	$422

Supplemental disclosure of cash flow information:
Cash paid for interest	19	19
Cash paid for taxes	—	279
Noncash investing and financing activities:
Increase in debt due to accrued interest	386	407
Right-of-use assets obtained in exchange for operating lease liability	—	35

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

1. Organization

The Business

Zircon Corporation, (“Zircon”), a wholly-owned subsidiary of ZRCN Inc. (“ZRCN” or the “Company”), was incorporated in California in 1977. The Company, through Zircon, is principally engaged in the design and manufacture of electronic-based consumer hardware and sells its products primarily to retail outlets located throughout the United States, Canada, Japan and Europe. The Company and Zircon operate from their headquarters located in Campbell, California and an affiliate entity of Zircon, Zircon de Mexico S.A. de C.V., located in Ensenada, Mexico. The operations of the Company and Zircon are supported also by an affiliated entity of Zircon, Zircon Corporation Limited, located in the United Kingdom.

On April 14, 2023 (the “Closing Date”), Zircon Corporation effectuated a merger and reorganization with Harmony Energy Technologies Corporation (“Harmony”), a Delaware Corporation, ZRCN Inc., a California corporation and a wholly owned subsidiary of Harmony (the “Merger Sub”). The merger leverages Zircon’s sensor-based, ASIC (“Application-Specific Integrated Circuits”) processor technology and patent portfolio, to accelerate growth in its product lines and global markets as a publicly disclosed company, in accordance with the Securities Act of 1933 and the Exchange Act of 1934, both as amended. The combination of Harmony and Zircon was effectuated through a merger (the “Merger”) of Merger Sub into Zircon. The separate existence of Merger Sub ceased, and Merger Sub was merged with and into Zircon (Zircon, as the surviving corporation following the Merger). Upon completion of the Merger, Harmony changed its name to ZRCN Inc.

2. Liquidity and Going Concern

As of September 30, 2025, the Company had $0.04 million in cash and working capital of $1.23 million. To date, ZRCN has been financed primarily through secured loans and a revolving line of credit. The Company has incurred recurring losses and believes that its existing cash resources are not sufficient to meet its anticipated cash needs over the next 12 months. As of September 30, 2025, the Company was not in compliance with certain covenants under its revolving credit facility with FGI Worldwide, LLC (“FGI”) and entered into a series of forbearance agreements with FGI. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing options to improve liquidity, including negotiating waivers or amendments to existing debt covenants, reducing discretionary spending, and evaluating potential capital raises. While these plans are intended to mitigate the risk, there can be no assurance that they will be successful in eliminating the substantial doubt.

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

On March 17, 2026, the Company entered into a Loan and Security Agreement with Altriarch Holdings SPV, LLC providing for a $12.5 million senior secured revolving credit facility. Proceeds under the facility were used, in part, to repay and terminate the Company’s prior $15.0 million credit agreement with FGI Worldwide, LLC, with no further obligations remaining.

The facility matures on March 17, 2029 (subject to potential extension) and bears interest at a variable rate based on the secured overnight financing rate (SOFR) plus an applicable margin. The agreement contains customary affirmative and negative covenants, financial covenants (currently waived through August 31, 2026), and events of default. The facility also permits, subject to lender approval, incremental borrowings of up to $5.0 million in the aggregate.

Additional terms of the Credit Facility are described in Note 9, Debt.

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

The Company’s significant accounting policies and recent accounting standards are summarized in Note 3 of the Company’s consolidated financial statements for the year ended March 31, 2025. There were no significant changes to these accounting policies during the six months ended September 30, 2025.

During the preparation of the Company’s consolidated financial statements for the year ended March 31, 2025, the Company’s management identified an immaterial error related to previously issued consolidated financial statements in the prior year.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

	As Reported	As Revised
	September 30, 2024	September 30, 2024	Difference
Liabilities
Accrued expenses	$2,246	$2,660	$(414)

Total equity attributable to ZRCN Inc. stockholders
Retained earnings	$5,530	$5,116	$(414)

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

Non-controlling Interests

The Company follows ASC 810, which governs the accounting for and reporting of non-controlling interests (“NCIs”) in partially owned consolidated entities and the loss of control of those entities. Non-controlling interest positions, which represent 100% of the activity in the Company’s consolidated entities before intercompany transactions have been eliminated, are reported as a separate component of consolidated stockholders’ equity from the equity attributable to ZRCN’s stockholders for all years presented. 100% of Zircon de Mexico (“ZDM”} and 85% of Zircon UK are held by common shareholders. As of September 30, 2025, these same shareholders held collectively approximately 73% of ZRCN Inc. The net (loss) income attributed to the NCI’s is separately designated in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

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

Accounts Receivable, Net

Accounts receivable consisted of the following:

(In thousands)	September 30, 2025	March 31, 2025
Accounts receivable	$11,113	$6,155
Less provision for credit losses	(63)	(53)
Accounts receivable, net	$11,050	$6,102

Activity related to the Company’s provision for credit losses was as follows:

(In thousands)	September 30, 2025	March 31, 2025
Balance, beginning of period	$53	$14
Credit loss (recovery) provision	10	195
Write-offs	—	(156)
Balance, end of period	$63	$53

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 when control of goods transfers to the customer, which is generally upon shipment. Transaction prices are allocated to performance obligations and adjusted for variable consideration such as rebates, returns, discounts, and allowances, which are estimated using historical experience and current conditions. Cooperative advertising is recorded as a reduction of revenue unless a distinct service is provided at fair value. Sales taxes are excluded from revenue and recorded as liabilities. Advertising expenses were less than $0.1 million for the three and six months ended September 30, 2025 and 2024.

There have been no changes in our revenue recognition policy since filing the Company’s audited, consolidated financial statements and related notes included in our Annual Report for the year ended March 31, 2025 on Form 10-K.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

The CODM reviews the financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating the Company’s financial performance. The CODM utilizes financial metrics, such as consolidated revenue, gross profit, and income (loss) from operations, as the financial measures for making decisions. This enables the CODM to assess the overall level of available resources and determine how best to deploy these resources across research and development projects in line with the long-term company-wide strategic goals. Management reviews its business as a consolidated segment, using financial and other information rendered meaningful only by the fact that such information is presented and reviewed in the aggregate. The measure of segment assets is reported in the accompanying unaudited condensed consolidated balance sheets as “Total assets.” There are no significant segment expenses as the expenses that are included in the unaudited condensed consolidated loss from operations are general and administrative and research and development. There is no change in the Company’s operating or reporting segments for the six months ended September 30, 2025.

Concentration of Business and Credit Risk

As of September 30, 2025, the Company maintained deposits in a single bank that exceeded the federal insured deposit limit of the Federal Deposit Insurance Corporation (FDIC).

During the three months ended September 30, 2025 and 2024, respectively, the Company generated approximately 74% and 78% of its total revenues from three customers. During the six months ended September 30, 2025 and 2024, respectively, the Company generated approximately 74% and 73% of its total revenue from three customers.

As of September 30, 2025 and March 31, 2025, respectively, 83% and 64% of its total accounts receivable were from three customers.

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

On July 4, 2025 , during the six months ended September 30, 2025, the President signed into law the One Big Beautiful Bill Act (“the OBBBA”), which among other provisions made various changes to the US federal income tax treatment of research and experimentation expenses. On August 28, 2025, the Internal Revenue Service released Revenue Procedure 2025-28, detailing the methods by which a Company is allowed to adopt the research and experimentation-related provisions of the OBBBA.

Under the OBBBA and Rev. Proc. 2025-28, the Company is allowed to amend prior year US federal income tax returns to deduct the research and experimentation expenses in the year incurred. This is expected to result in a net refund to the Company of approximately $215,000 of federal taxes. This results in a current tax benefit. The Company’s deferred tax assets and related valuation allowance will also be reduced by approximately $397,000 to reflect the deduction of research and experimentation expenses in the year incurred; however, as the Company’s deferred tax assets are fully offset by a valuation allowance, this reduction of deferred tax assets will not result in any net tax expense. As the OBBBA and related guidance allowing this change were passed during the six months ended September 30, 2025, the tax benefit is recorded in this period.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

	For the Six Months Ended September 30,
	2025	2024
Stock options	3,216,500	298,000
Warrants	217,184	217,184

	For the Three Months Ended September 30,
	2025	2024
Stock options	3,216,500	198,000
Warrants	217,184	217,184

As of September 30, 2025 these securities are not dilutive.

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

Accounting Standards Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for the Company for annual periods beginning after December 15, 2024, with early adoption permitted. The Company did not early adopt the new standard. The new standard will be applied prospectively. The Company adopted ASU 2023-09 on April 1, 2024.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

In July 2025 , the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). This standard introduces a practical expedient that companies can choose to apply when determining allowances for credit losses. Specifically, it permits companies to assume that the current conditions as of the balance sheet date remain unchanged throughout the remaining life of the assets. This standard is effective for the Company for annual reporting periods beginning after December 15, 2025, and requires prospective application. The Company is currently evaluating the impact of ASU 2025-05, however, does not expect it to have a material impact on its unaudited condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06 - Intangibles - Goodwill and Other - Internal-Use Software (“ASU 2025-06”). This standard removes all references to project stages throughout ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. This standard is effective for the Company for annual reporting periods beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted for all entities. The Company is currently evaluating the impact of ASU 2025-06, however, does not expect it to have a material impact on its unaudited condensed consolidated financial statements.

In September 2025 , the FASB issued ASU 2025-07 - Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) (“ASU 2025-07”). This standard issues final guidance to exclude from the scope of derivative accounting certain contracts with underlyings that are based on the operations or activities of one of the parties to the contract. The guidance clarifies that an entity receiving share-based noncash consideration from a customer that is consideration for the transfer of goods or services in a revenue contract is required to apply the guidance on noncash consideration in ASC 606. An entity would not apply the guidance in other topics (e.g., ASC 815, ASC 321) to share-based noncash consideration from a customer for the transfer of goods or services unless and until the entity’s right to receive or retain the share-based noncash consideration is unconditional under ASC 606. This standard is effective for the Company for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods. Entities may apply the guidance either on a modified retrospective or prospective basis. Early adoption is permitted. The Company is currently evaluating the disclosure impact that ASU 2025-07 may have on its unaudited condensed consolidated financial statement presentation and disclosures.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

In November 2025 , the FASB issued ASU 2025-08 - Financial Instruments - Credit Losses (“ASU 2025-08”). This standard issues final guidance requiring entities to apply the gross-up approach in ASC 326 to all “purchased seasoned loans.” Purchased seasoned loans are loans (excluding purchased financial assets with credit deterioration, credit card receivables, debt securities and trade receivables) that are (1) acquired in a business combination or (2) obtained through a transfer that is not a business combination or initially recognized through the consolidation of a variable interest entity, if certain seasoning criteria are met. A loan is considered seasoned if it is obtained more than 90 days after its origination date and the transferee was not involved in the origination. This standard is effective for the Company for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Entities are required to apply the guidance prospectively. Early adoption is permitted. The Company is currently evaluating the disclosure impact of ASU 2025-08, however, does not expect it to have a material impact on its unaudited condensed consolidated financial statements.

In November 2025 , the FASB issued ASU 2025-09 - Derivatives and Hedging (“ASU 2025-09”). This standard amends certain aspects of its hedge accounting guidance to better reflect an entity’s risk management activities in the financial statements. The guidance expands the hedged risks permitted to be aggregated in a group of individual forecasted transactions and increases the variable price components eligible to be designated as the hedged risk in the forecasted purchase or sale of nonfinancial assets. It also eliminates the requirement to apply the net written option test when certain compound derivatives are used in interest rate hedges. In addition, the guidance simplifies the application of hedge accounting for entities hedging forecasted interest payments on choose-your-rate debt instruments and addresses application issues related to “dual hedges,” where a foreign-currency denominated debt instrument is designated as a hedging instrument and a hedged item. This standard is effective for the Company for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the disclosure impact that ASU 2025-09 may have on its unaudited condensed consolidated financial statement presentation and disclosures.

In December 2025 , the FASB issued ASU 2025-10 - Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”). This standard issues final guidance on the recognition, measurement and presentation of a government grant received by a business entity to reduce diversity in practice. The Board leveraged the guidance in IAS 20 on accounting for government grants, with certain targeted improvements, to develop the ASU. This standard is effective for the Company for fiscal years beginning after December 15, 2028 and interim periods within those fiscal years. Entities may apply the guidance using a modified prospective, modified retrospective or retrospective approach. Early adoption is permitted. The Company is currently evaluating the disclosure impact that ASU 2025-10 may have on its unaudited condensed consolidated financial statement presentation and disclosures.

In December 2025, the FASB issued ASU 2025-11 - Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). This standard issues final guidance clarifying the current interim disclosure requirements and the applicability of ASC 270. The guidance creates a comprehensive list of interim disclosures required under US GAAP and incorporates a disclosure principle that requires disclosures at interim periods when an event or change that has a material effect on an entity has occurred since the previous year end. This standard is effective for the Company for interim reporting periods within annual reporting periods beginning after December 15, 2027. The ASU may be applied prospectively or retrospectively by all entities that provide interim financial statements and notes in accordance with US GAAP. The Company is currently evaluating the disclosure impact that ASU 2025-11 may have on its unaudited condensed consolidated financial statement presentation and disclosures.

In December 2025, the FASB issued ASU 2025-12 - Codification Improvements (“ASU 2025-12”). This standard issues final guidance to clarify, correct errors in or make other improvements to a variety of topics in the Codification that are intended to make it easier to understand and apply. The amendments apply to all reporting entities in the scope of the affected accounting guidance. The amendments, among other things, clarify the guidance in ASC 260 on how to calculate diluted earnings per share when an entity has a loss from continuing operations and a contract that may be settled in stock or cash that is reported as an asset or liability for accounting purposes. This standard is effective for the Company for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the disclosure impact that ASU 2025-12 may have on its unaudited condensed consolidated financial statement presentation and disclosures, however, does not expect it to have a material impact on its unaudited condensed consolidated financial statements.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

4. Revenue

Disaggregation of Revenue from Contracts with Customers

Revenue disaggregated according to the major product line for the three and six months ended September 30, 2025 and 2024, respectively, were as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024
(In thousands)	(Unaudited)		(Unaudited)
Revenue generated per major product line
Stud sensor edge	$6,647	$6,479	$10,578	$9,476
Multifunctional scanners	1,086	921	1,834	1,696
Stud sensor center	1,212	1,211	2,069	2,365
Target control products	213	486	361	946
Other	270	265	648	690
Total Revenue	$9,428	$9,362	$15,490	$15,173

Revenue disaggregated according to the geographical location of customers for the three and six months ended September 30, 2025 and 2024, respectively, were as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024
(In thousands)	(Unaudited)		(Unaudited)
Revenue by geographic location of customers
United States	$8,367	$8,417	$13,473	$13,519
Canada	587	549	1,039	824
Japan	348	190	595	456
Europe	84	104	188	223
Others	42	100	193	151
Total Revenue	$9,428	$9,362	$15,490	$15,173

5. Inventory, Net

Inventory consisted of the following:

	September 30, 2025	March 31, 2025
(In thousands)	(Unaudited)
Finished goods, net	$5,833	$6,948
Raw materials, net	3,318	4,233
Work in process, net	1,408	1,275
	$10,559	$12,456

Allowance for slow moving and obsolete inventory was estimated at $1.4 million and $1.1 million as of September 30, 2025 and March 31, 2025, respectively.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

6. Property and Equipment

Property and equipment consisted of the following:

	September 30, 2025	March 31, 2025
(In thousands)	(Unaudited)
Manufacturing equipment	$9,868	$9,806
Computer equipment	2,901	2,824
Leasehold improvements	1,206	1,155
Furniture and office equipment	931	908
Vehicles	273	272
	15,179	14,965
Construction in progress	482	363
	15,661	15,328
Less accumulated depreciation and amortization	(14,048)	(13,734)
	$1,613	$1,594

For the three and six months ended September 30, 2025, depreciation and amortization expense was approximately $0.1 million and $0.3 million, respectively. For the three and six months ended September 30, 2024, depreciation and amortization expense was $0.2 million and $0.5 million, respectively.

Construction in progress consists of assets and technologies under development. The Company starts depreciation once the assets are completed and placed in service.

7. Intangible Assets

The Company’s intangible assets consisted of the following:

	September 30, 2025			March 31, 2025
(In thousands)	(Unaudited)
Finite-lived intangible assets (1):	Intangibles, Gross	Accumulated Amortization	Intangibles, Net	Intangibles, Gross	Accumulated Amortization	Intangibles, Net
Patents issued and pending	$2,336	$(1,750)	$586	$2,335	$(1,708)	$627
Exclusivity rights and licenses	168	(113)	55	168	(111)	57
Total finite-lived intangible assets	$2,504	$(1,863)	$641	$2,503	$(1,819)	$684

Finite-lived intangible assets (1):	September 30, 2025 Weighted Average Life
Patents issued and pending	12.5
Exclusivity rights and licenses	4.5

(1)	Finite-lived intangible assets have estimated useful lives of five to twenty years, and are being amortized to operating expenses on a straight-line basis.

For the three and six months ended September 30, 2025 and 2024, amortization expense was less than $0.1 million.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Expected future amortization expense of acquired finite-lived intangible assets as of September 30, 2025 is as follows:

For the Years Ending March 31, (In thousands)	Amount
Remainder of 2026	$96
2027	130
2028	125
2029	100
2030	95
Thereafter	95
$641

8. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2025	March 31, 2025
(In thousands)	(Unaudited)
Rebates	$1,273	$278
Accrued taxes	(75)	129
Sales expense	438	267
Payroll and related	355	303
Advertising allowance	76	87
Vacation	362	359
Professional services	392	297
Interest	9	—
	$2,830	$1,720

9. Debt

Line of Credit

On May 31, 2024, the Company entered into a Revolving Credit, Security, and Guaranty Agreement (the “Credit Agreement”) with FGI Worldwide LLC, as Agent for the lender (“FGI”). The Credit Agreement provides for a $15.0 million senior secured revolving credit facility (the “Credit Facility”) available to be used by the Company, Zircon and its Affiliates for replacement and discharge of the Company’s prior line of credit balance of $8.8 million, and matures on May 31, 2027. The Company, Zircon and the Affiliates are guarantors of all the obligations under the Credit Agreement and the Company’s four principal shareholders are limited guarantors thereof.

As of September 30, 2025, the Company was not in compliance with certain covenants under its revolving credit facility with FGI Worldwide, LLC (“FGI”) and entered into a series of forbearance agreements with FGI.

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

The Company recognized deferred financing costs of approximately $0.3 million for bank fees which will be amortized over three years and recorded as interest expense. For the three and six months ended September 30, 2025 and 2024, the Company recognized less than $0.1 million, respectively, as interest expense for the amortization of deferred financing costs. For the three and six months ended September 30, 2025 and 2024, interest expense on the line of credit totaled $0.2 million and $0.4 million, respectively.

Notes payable to Stauss Family Administrative Trust

The Company has notes payable to the Stauss Family Administrative Trust to repay loans made to the Company. As of September 30, 2025, the outstanding principal balance was approximately $0.7 million. Under the original terms of the agreement, the notes were due and payable in December 2025 with interest accruing at 5.5% per annum, which was to be paid quarterly and is included in accrued expenses. On March 27, 2025, the Board of Directors of Zircon Corporation and the Stauss Family Administrative Trust agreed to extend the maturity dates of both promissory notes to December 31, 2027. There was no change to the principal amount or the annual interest rate. The notes are subordinated to the Credit Agreement, and no payment is to be made on the note without prior approval from FGI.

For the three and six months ended September 30, 2025 and 2024 the interest expense on the notes payable to the Stauss Family Administrative Trust totaled less than $0.1 million in each respective period.

10. Profit Sharing and 401(k) Plan

The Company has a defined contribution profit sharing plan for all eligible employees. Contributions to the profit-sharing plan are determined annually by the Board of Directors. There were no profit-sharing contributions made during the three and six months ended September 30, 2025 and 2024.

All eligible employees are also allowed to participate in the Company’s 401(k) plan. The Company’s contributions to the plan are based on a specified percentage of each participant’s eligible contribution, decided annually by the Board of Directors, as defined in the plan document. For the three and six months ended September 30, 2025 and 2024, the Company made contributions to the 401(k) plan of less than $0.1 million.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

11. Equity

On February 28, 2024 the Company adopted a 2024 Equity Incentive Plan (the “Equity Plan”). The Plan provides for granting of stock options (“Options”), restricted stock units (“RSUs”), and other equity-based awards tied to the value of shares of common stock to key personnel, including directors, officers, employees, consultants, and advisors of the Company and its subsidiaries. The Plan provides for the grant of options (which may include “incentive stock options” (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”)), stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), and other stock-based awards. As of September 30, 2025, 40,000,000 shares are authorized for issuance and 36,783,500 shares remain available for issuance under the Equity Plan. The number of shares of Common Stock available for grant and issuance under this Plan will be automatically increased on the first day of each calendar year beginning with the first January 1 following the effective date and ending with the last January 1 during the initial ten-year term of the Equity Plan, equal to the lesser of (A) five percent (5%) of the shares of Common Stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (B) such lesser number of shares of Common Stock as determined by the Board. The Board has determined that there will be no adjustment.

The following table summarizes the Company’s employee and non-employee Option activity under the Equity Plan for the following periods:

	Number of shares	Weighted average exercise price	Weighted average remaining term (years)	Aggregate intrinsic value (in thousands)
Outstanding as of March 31, 2025	3,216,500	$0.79	3.44	$—
Options granted	—	—	—	—
Options forfeited	—	—	—	—
Outstanding as of September 30, 2025	3,216,500	$0.79	2.94	$—
Exercisable as of September 30, 2025	1,032,300	$0.76	3.15	$—

No stock options were granted nor exercised during the six months ended September 30, 2025. 1,032,300 shares were vested during the six months ended September 30, 2025.

For the three and six months ended September 30, 2025, the Company recognized less than $0.1 million in stock based compensation, respectively. For the three and six months ended September 30, 2024, the Company recognized less than $0.1 million in stock based compensation, respectively, primarily included in general and administrative expenses in the accompanying statements of operations and comprehensive loss. As of September 30, 2025, there was $0.7 million of unrecognized share-based compensation expense related to unvested stock options over a weighted average term of 2.9 years. As of September 30, 2024, there was $0.1 million of unrecognized share-based compensation expense related to unvested stock options over a weighted average term of 3.8 years.

During the six months ended September 30, 2025, the Company issued an aggregate of 53,498 common shares to consultants, with an aggregate value of less than $0.1 million. During the six months ended September 30, 2024, the Company issued an aggregate of 33,329 common shares to consultants, with an aggregate value of less than $0.1 million. As these common shares were fully vested upon the date of grant, the grant date fair value was expensed in the respective period of the grant date. The Company used the Black-Scholes model to value the option grants.

The assumptions used to calculate the fair value of the options are summarized as follows:

September 30, 2025
Volatility	36% - 75%
Risk-free rate	3.5% - 4.6%
Expected life (in years)	3 - 5
Stock price	$0.75 - 0.88
Exercise price	$0.75 - 0.88

12. Warrants

As of March 31, 2025 and September 30, 2025, the Company had 217,184 warrants outstanding with a weighted-average exercise price of $0.20 and remaining term of 8.2 years and 7.7 years, respectively. There were no changes in warrants outstanding during the period.

The Advisor Warrants are exercisable any time ten years from the date of issuance and have been recorded as stockholders’ equity in the Company’s balance sheet

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

13. Commitments and Contingencies

Legal Proceedings

Zircon engages in procedures to protect its proprietary rights and has filed complaints with the Federal Trade Commission and the Customs and Border Patrol. As of September 30, 2025, no material contingencies exist.

Leases

The Company’s corporate headquarters in Campbell, California are leased from the Stauss Family Administrative Trust for approximately $19,000 per month under a lease expiring in December 2027. The lease requires the Company to pay utilities, maintenance and real estate taxes. Rent expense was approximately $115,000 for both of the six months ended September 30, 2025 and 2024, respectively.

The Company leases office equipment through a lease that expires in June 2026 and requires monthly lease payments of less than $0.1 million for a period of five years. The total lease expense for the six months ended September 30, 2025 and 2024 amounted to less than $0.1 million in each respective period.

The Company had leased a vehicle that expired on July 2024 and required monthly lease payments of less than $0.1 million for a period of three years. In July 2024 the Company leased a new vehicle under the same terms, that expires in June 2027 with required monthly lease payments of less than $0.1 million for a period of three years. The total lease expense for the six months ended September 30, 2025 and 2024 amounted to less than $0.1 million in each respective period.

The components of lease expense, which include short-term and variable lease expense and are included in selling, general and administrative expense, are as follows:

	For the six months ended September 30,
	2025	2024
(In thousands)	(Unaudited)
Operating lease expense	$115	$115
Total lease cost	$115	$115

The following table provides the weighted average lease term and weighted average discount rate for the six months ended September 30, 2025 and 2024, respectively:

	For the six months ended September 30,
	2025	2024
	(Unaudited)
Weighted average remaining lease term (in years)	2.61	3.65
Weighted average discount rate	7.00%	7.00%

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Future minimum lease payment under non-cancellable lease as of September 30, 2025 are as follows:

Maturities of lease liabilities (In thousands)	Operating Leases
Year ending March 31,
Remainder of fiscal 2026	$124
2027	239
2028	174
2029	—
2030 and thereafter	—
Total Minimum Lease Payments	537
Less effects of discounting	(57)
Present value of future minimum lease liabilities	480
Less current portion of operating lease liability	(217)
Operating lease liability, net of current portion	$263

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

The Company has notes payable to the Stauss Family Administrative Trust to repay loans made to the Company. As of September 30, 2025, principal balance of $0.7 million is due and payable in December 2027. Interest accrued at 5.5% per annum is paid quarterly and included in accrued expenses. The notes are subordinated to FGI and no payment is to be made on the notes without prior approval from FGI. For the six months ended September 30, 2025 and 2024, the interest expense on notes payable to the Stauss Family Administrative Trust totaled less than $0.1 million, respectively.

15. Subsequent Events

From October 2025 through March 2026, the Company and FGI Worldwide, LLC (“FGI”) entered into multiple forbearance agreements and amendments to the Credit Agreement, which temporarily waived existing covenant defaults and imposed additional operational and reporting requirements while the Company pursued strategic and financing alternatives. On March 17, 2026, the Company repaid in full and extinguished its revolving credit facility with FGI Worldwide, LLC using proceeds from a new senior secured revolving credit facility. Upon repayment, the FGI Credit Agreement was terminated and the Company was released from all remaining obligations.

As a result of the extinguishment, the Company recognized a loss on extinguishment of debt of approximately $0.4M, which primarily consisted of the write-off of an early termination fee of $225,000 and unamortized deferred financing costs of $136,000.

 On March 17, 2026, the Company entered into a $12.5 million senior secured revolving credit facility with Altriarch Holdings SPV, LLC and repaid in full its prior $15.0 million credit agreement with FGI Worldwide, LLC. The new facility matures in 2029 and is subject to customary terms and conditions. See Note 9, Debt, for additional information.

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

RESULTS OF OPERATIONS

During the six months ended September 30, 2025, and as of March 31, 2025, Zircon’s selected financial information is the following (in thousands):

Financial Position Analysis

The information presented below as of September 30, 2025 as compared to March 31, 2025 for ZRCN Inc (in thousands):

	September 30, 2025
In thousands	(Unaudited)	March 31, 2025
Assets	$25,045	$23,378
Liabilities	$21,810	$17,848
Equity	$3,235	$5,530

Assets

Total assets on September 30, 2025 were $25.0 million compared to $23.4 million on March 31, 2025, which was a increase of approximately $1.6 million. This increase was driven primarily by a decrease in cash of $1.4 million, an increase in accounts receivable of $4.9 million, a decrease in inventory of $1.9 million, an increase in prepaids and other assets of $0.2 million, and a decrease in all other assets of $0.2 million.

Liabilities

Total liabilities on September 30, 2025 were $21.8 million compared to $17.8 million on March 31, 2025, which was an increase of approximately $4.0 million. This increase was driven primarily by an increase in our line of credit of $0.5 million, an increase in accounts payable of $2.5 million, an increase in accrued expenses of $1.1 million, and a decrease in the operating lease liability of $0.1 million.

Equity

Total equity on September 30, 2025 was $3.2 million compared to $5.5 million on March 31, 2025, which was a decrease of approximately $2.3 million and was driven by a comprehensive loss of $2.4 million offset by an increase in additional paid-in capital from stock-based compensation of $0.1 million.

Operating Results Analysis

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Net Sales	$9,428	$9,362	$15,490	$15,173
Cost of goods sold	6,617	5,356	11,301	8,816
Gross Profit	2,811	4,006	4,189	6,357
Gross Margin	30%	43%	27%	42%

Operating Expenses
General & administrative	1,737	2,025	3,184	3,486
Marketing & selling	1,156	1,105	2,316	2,008
Research and development	428	432	839	857
Total Operating Expenses	3,321	3,562	6,339	6,351
Operating Income (Loss)	(510)	444	(2,150)	6

Other Expenses
Interest expense	201	203	405	426
Other loss	7	9	15	16
(Income) loss on foreign currency translation	42	(62)	106	(165)
Total other expenses	250	150	526	277

Income (Loss) before income taxes	(760)	294	(2,676)	(271)
Benefit from (Provision for) income taxes	198	175	180	154
Net income (loss)	$(562)	$469	$(2,496)	$(117)

Less: Net loss attributable to non-controlling interests	67	(176)	185	(98)
Net income (loss) attributable to ZRCN Inc. common stockholders	$(629)	$645	$(2,681)	$(19)
Foreign currency translation adjustment	(72)	(125)	58	(8)
Comprehensive income (loss)	$(634)	$344	$(2,438)	$(125)

Sales revenue and gross margin

Revenue for the three months ended September 30, 2025 was $9.4 million compared to $9.4 million for the three months ended September 30, 2024 which was an increase of $66,000 or 1%. This was driven primarily by increased sales to one of our major customers. Gross profit for the three months ended September 30, 2025 was $2.8 million, or 30% compared to $4.0 million, or 43%, during the three months ended September 30, 2024, which was a decrease of $1.2 million, or 30%. The decrease in gross profit was primarily driven by an increase in duty expense resulting from increased tariffs on our products manufactured in China.

Revenue for the six months ended September 30, 2025 was $15.5 million compared to $15.2 million for the six months ended September 30, 2024 which was an increase of $0.3 million, or 2%. This increase was driven primarily by increased sales in the United States to our major customers. Gross profit for the six months ended September 30, 2025 was $4.2 million, or 27% compared to $6.4 million, or 42%, during the six months ended September 30, 2024, which was a decrease of $2.2 million, or 34%. The decrease in gross profit was primarily driven by an increase in duty expense resulting from increased tariffs on our products manufactured in China.

During the three and six months ended September 30, 2025, the U.S. government implemented and/or expanded tariffs pursuant to authorities under the International Emergency Economic Powers Act (‘IEEPA”), targeting imports from certain countries that are significant sources of raw materials, components, and finished goods used in the Company’s operations.

As a result, we experienced increased input costs associated with imported materials and products subject to these tariffs. The increased tariff expense recognized during the three months ended September 30, 2025 was approximately $1.0 million compared to $0.2 million during the three months ended September 30, 2024 which was an increase of $0.8 million. These costs were recognized primarily within cost of goods sold and contributed to a gross margin decrease of 1,300 basis points.

The increased tariff expense recognized during the six months ended September 30, 2025 was approximately $2.4 million compared to $0.5 million during the six months ended September 30, 2024 which was an increase of $1.9 million. These costs were recognized primarily within cost of goods sold and contributed to a gross margin decrease of 1,200 basis points.

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

Research and development

Research and development expenses for the three months ended September 30, 2025 were approximately $0.4 million compared to approximately $0.4 million for the three months ended September 30, 2024. This decrease of $4,000, or 1%, and was driven primarily by reduced consulting expenses.

Research and development expenses for the six months ended September 30, 2025 were $0.8 million compared to $0.9 million for the six months ended September 30, 2024. This decrease of $18,000, or 2%, was driven primarily by reduced consulting expenses.

General and Administrative expenses

General and administrative expenses for the three months ended September 30, 2025 were $1.7 million compared to $2.0 million for the three months ended September 30, 2024 which was a decrease of $0.3 million, or 14%. This decrease was driven primarily by a decrease in consulting and outside service expenses.

General and administrative expenses for the six months ended September 30, 2025 were $3.2 million compared to $3.5 million for the six months ended September 30, 2024 which was a decrease of $0.3 million, or 9%. This decrease was driven primarily by a decrease in consulting and outside service expenses.

Marketing and Selling expenses.

Marketing and selling expenses for the three months ended September 30, 2025 were $1.2 million compared to $1.1 million for the three months ended September 30, 2024 which was an increase of $0.1 million, or 5%. This increase was driven primarily by an increase in product marketing, consulting and advertising expenses.

Marketing and selling expenses for the six months ended September 30, 2025 were $2.3 million compared to $2.0 million for the six months ended September 30, 2024 which was an increase of $0.3 million, or 15%. This increase was driven primarily by additional consulting, advertising, sales commissions, and payroll expenses .

Other expenses

Other expenses for the three months ended September 30, 2025 were approximately $0.3 million compared to $0.2 million for the three months ended September 30, 2024 which was an increase of approximately $0.1 million, or 50%.  This increase was driven primarily by small increases in interest expense and foreign exchange losses.

Other expenses for the six months ended September 30, 2025 were approximately $0.5 million compared to $0.3 million for the six months ended September 30, 2024 which was an increase of approximately $0.2 million, or 67%. This increase was driven primarily by an increase in foreign exchange gains of approximately $0.2 million.

Cash Flow Analysis

	For the Six Months Ended September 30,
In thousands	2025	2024
Operating activities	$(1,453)	$(517)
Investing activities	(121)	(686)
Financing activities	508	972
Effect of exchange rate changes	(301)	151
Net increase (decrease) in cash	$(1,367)	$(80)

Operating Activities

During the six months ended September 30, 2025, net cash used in operating activities was $1.5 million. This decrease was due to a net loss of $2.5 million offset by non-cash expenses for depreciation, amortization, inventory obsolescence impairment, credit loss recovery, amortization of financing costs, and stock based compensation of $1.1 million, an increase in accounts receivable of $5.0 million, a decrease in inventories of $1.5 million, an increase in prepaids and other assets of $0.2 million, and an increase in accounts payable and accrued expenses of $3.6 million.

During the six months ended September 30, 2024, net cash used operating activities was $0.5 million. This decrease was due to a net loss of $0.1 million offset by non-cash expenses for depreciation, amortization, and inventory obsolescence impairment, credit loss recovery, amortization of financing costs, and stock based compensation of $1.3 million, common stock issued for advisory services of $47,000, a decrease in inventories of $0.4 million, offset by an increase in accounts receivable of $0.7 million, a decrease in accounts payable and accrued expenses of $0.4 million, an increase in deferred expenses of $0.3 million, an increase in prepaid expenses of $0.2 million, an increase in deferred tax assets of $0.2 million, a decrease in operating lease liabilities of $54,000, and increase in federal tax deposits of $66,000, and non-cash foreign currency gains of $0.2 million.

Investing Activities

During the six months ended September 30, 2025, net cash used in investing activities was $0.1 million and was  due to purchases of property and equipment of $0.1 million.

During the six months ended September 30, 2024, net cash used in investing activities was $0.7 million and was due to purchases of property and equipment of $0.7 million.

Financing Activities

During the six months ended September 30, 2025, net cash provided by financing activities was $0.5 million. This increase was due to net borrowings on our line of credit of $0.5 million.

During the six months ended September 30, 2024, net cash provided by financing activities was $1.0 million. This increase was due to net borrowings on our line of credit of $1.3 million, offset by prior Subchapter S shareholder tax distributions of $0.3 million and repayment of debt assumed as part of the Harmony merger of $75,000.

Liquidity, Capital Resources and Sources of Financing

As of September 30, 2025 the Company had a cash balance of $40,000 and working capital of $1.2 million. Working capital as of March 31, 2025 was $3.5 million. The decrease of $2.3 million was driven primarily by a decrease in cash of $1.4 million, a decrease in inventory of $1.9 million, an increase in accounts payable and accrued expenses of $3.6 million, an increase in our line of credit of $0.5 million offset by an increase in accounts receivables of $4.9 million and prepaids and other current assets of $0.2 million. To date the Company has been financed primarily through retained earnings, loans and credit lines secured by accounts receivable, inventory and fixed assets.

The increased tariff-related costs have placed additional pressure on our working capital requirements. The decrease in gross profit and gross margin and extended supply chain cycles have resulted in a decrease in our cash balance of approximately $1.4 million from March 31, 2025. Continued or escalated tariffs will require additional financing and changes in capital allocation priorities including shifting payments to the U.S. Government from inventory suppliers to other vendors.

We do not believe our existing cash and cash equivalents along with borrowing capacity from our current lender will be sufficient to meet our anticipated cash needs over the next 12 months. The Company has incurred losses and anticipates that existing cash and available credit may not be sufficient to meet its operating and debt service needs for the next 12 months. As of September 30, 2025, the Company is not in compliance with its Credit Agreement covenants and is operating under a forbearance agreement. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing options to improve liquidity, including negotiating waivers or amendments to existing debt covenants, reducing discretionary spending, and evaluating potential capital raises. While these plans are intended to mitigate the risk, there can be no assurance that they will be successful in eliminating the substantial doubt.

On May 31, 2024, the Company entered into a Revolving Credit Agreement (the “Credit Agreement”) with FGI Worldwide LLC, as Agent for the lender (“FGI”). The Credit Agreement provides for a $15 million senior secured revolving credit facility (the “Credit Facility”) available to be used by the Company, Zircon and its Affiliates for replacement and discharge of the Company’s then current US Bank loan of $8,750,000 and matures on May 31, 2027. The Company, Zircon and the Affiliates are guarantors of all obligations under the Credit Agreement and the Company’s four principal shareholders are limited guarantors thereof. As of September 30, 2025, the outstanding balance on the FGI Credit Facility was approximately $8.9 million.

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

The Credit Agreement requires the Company to comply with maximum total net leverage of $15.0 million and a minimum fixed charge coverage ratio of 1.10. As of September 30, 2025 the Company was not in compliance with the fixed charge coverage ratio and is working with the lender to obtain a waiver and has entered into a third  forbearance agreement and Credit Agreement amendment with regard thereto along with additional covenants.

Remediation of Material Weakness

During and subsequent to the period ended September 30, 2025, we have initiated steps to remediate the material weaknesses in our internal control over financial reporting related to (i) inadequate segregation of duties due to limited personnel and (ii) insufficient formalized policies and procedures for accounting, financial reporting and record keeping.

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

While these actions are intended to remediate the identified material weaknesses, the material weaknesses cannot be considered remediated until the applicable controls have been fully implemented and have operated effectively for a sufficient period of time and management has concluded, through testing, that these controls are effective. We continue to monitor the effectiveness of these remediation efforts and plan to complete the remediation process as promptly as reasonably possible.

Information on Outstanding Securities

The following table sets out the number of common shares and warrants outstanding as of the date hereof:

Information on Outstanding Securities as of September 30, 2025
Common shares issued and outstanding	10,359,924
Potential issuance of common shares
Warrants	217,184
Stock options	3,216,500
Fully diluted shares	13,793,608

During the six months ended September 30, 2025, the Company issued 53,498 common shares primarily to two service providers with the associated stock-based compensation being recorded in general and administrative expenses.

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

The Company has notes payable to the Stauss Family Administrative Trust to repay loans made to the Company. As of September 30, 2025, principal balance of $0.7 million is due and payable on December 31, 2027. Interest accrued at 5.5% per annum is paid quarterly and included in accrued expenses. The notes are subordinated to the credit note payable to FGI and no payment is to be made on the notes without prior approval from the lender.

For the three and six months ended September 30, 2025 and 2024 the interest expense on notes payable to the Stauss Family Administrative Trust was approximately $9,000 and $19,000, respectively.

On March 27, 2025 the Stauss Family Administrative Trust and the Company agreed to extend the maturity date of the Notes Payable to the trust to December 31, 2027.

Off-Balance Sheet Arrangements

ZRCN has no off-balance sheet arrangements.

Estimates, Judgments and Assumptions

ZRCN prepares its consolidated financial statements in accordance with US GAAP, which require management to make estimates and assumptions that affect the amounts of its assets and liabilities, the information provided with regard to future assets and liabilities as well as the amounts of revenues and expenses for the relevant periods. Readers are invited to refer to Note 3 of the financial statements for the three and six months ended September 30, 2025, for details.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal accounting and financial officer have concluded that as of September 30, 2025, our disclosure controls and procedures were not effective as of such date as a result of material weaknesses in our internal control over financial reporting due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping. Under the direction of our principal executive officer and principal financial and accounting officer, we are developing a plan to remediate the material weaknesses.

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

As of September 30, 2025, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of September 30, 2025, our internal control over financial reporting had material weaknesses that lack adequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping and we are implementing plans to improve such internal control.

Changes in Internal Control Over Financial Reporting

During and subsequent to September 30, 2025, we initiated remediation actions in response to the material weaknesses identified in our internal control over financial reporting. These actions include the hiring of a Corporate Controller, the implementation of enhanced review procedures over journal entries, and the development and documentation of key accounting policies and procedures. These changes are intended to strengthen our internal control environment.

Other than the foregoing, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding the primary risks and uncertainties that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements, appears in Part I, Item 1A - “Risk Factors” of our 2025 Form 10-K filed with the Securities and Exchange Commission on September 10, 2025 . There have been no material changes from the risk factors set forth in our Form 10-K filed on September 10th, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not made any sales of unregistered securities of our common stock during the period from April 1, 2025 through September 30, 2025.

Item 3. Defaults Upon Senior Securities

See the Company’s 10-K for the fiscal year ended March 31, 2025 and its 8-K’s filed subsequent to the filing of its 10-K for the fiscal year ended March 31, 2025 for Forbearance Agreements executed with the Company’s former Senior Securities Lender, FGI Worldwide LLC, and the Company’s 8-K filed on March 23, 2026 describing its Loan and Security Agreement dated March 17, 2026 with Altriarch Holding SPV, LLC, the Company’s successor Senior Securities Lender.

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

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation, dated June 19, 2018 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed by the Company on December 27, 2021)
3.2	Certificate of Amendment to Certificate of Incorporation, dated August 28, 2020 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed by the Company on December 27, 2021)
3.3	Certificate of Amendment to Certificate of Incorporation, dated July 9, 2021 (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form 10 filed by the Company on December 27, 2021)
3.4	Certificate of Amendment to Certificate of Incorporation, dated June 17, 2022 (incorporated by reference to Exhibit 3.5 to the Current Report on 8-K filed by the Company on June 21, 2022)
3.5	Certificate of Amendment to Certificate of Incorporation, dated June 17, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on 8-K filed by the Company on June 27, 2023)
3.6	Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form 10 filed by the Company on December 27, 2021)
4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act (incorporated by reference to Exhibit 4.1 to the Current Report on Form 10-K filed by the Company on July 16, 2024)
10.1	Union Bank Loan Agreement (incorporated by reference to Exhibit 1 to the Current Report on Form 8-K/A filed by the Company on August 22, 2023)
10.2+	ZRCN Inc. 2024 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 4.7 to the Registration Statement filed on Form S-8 filed by the Company on March 6, 2024)
10.3+	Form of Stock Option Agreement under the Plan (Incorporated by reference to Exhibit 4.8 to the Registration Statement filed on Form S-8 filed by the Company on March 6, 2024)
10.4†	Revolving Credit, Security And Guaranty Agreement, dated as of May 31, 2024, by and among Zircon Corporation, ZRCN Inc., Zircon de Mexico, S.A. de C.V., Zircon Corporation Limited, and FGI Worldwide LLC, as Agent For Lenders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 10-K filed by the Company on July 16, 2024)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Current Report on Form 10-K filed by the Company on July 16, 2024)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZRCN INC.

Date: June 26, 2026	By:	/s/ John Stauss
	Name:	John Stauss
	Title:	Chairman and Chief Executive Officer

Date: June 26, 2026	By:	/s/ Jeff Parsons
	Name:	Jeff Parsons
	Title:	Chief Financial Officer

