Form 10-Q
period 2025-12-31
ZRCN Inc.
filed 2026-07-07
CIK 1901297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of June 26, 2026, 10,361,424 shares of common stock were issued and outstanding.

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

ZRCN Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2025	March 31, 2025
	(Unaudited)	Audited
ASSETS
Current assets:
Cash	$742	$1,407
Accounts receivable, net of provision for credit losses of $161 and $53, respectively	7,512	6,102
Inventory, net	10,298	12,456
Prepaid expenses and other assets	458	294
Total current assets	19,010	20,259

Property and equipment, net	1,652	1,594
Operating lease right-of-use assets	400	558
Federal tax deposit	28	28
Intangible assets, net	715	684
Deposits	19	19
Deferred financing costs	154	236
Total assets	$21,978	$23,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	7,190	8,413
Accounts payable	9,543	6,453
Accrued expenses	2,139	1,720
Operating lease liability, current	218	213
Total current liabilities	19,090	16,799

Operating lease liability, net of current portion	208	373
Notes payable to Stauss Family Administrative Trust, net of current portion	667	676
Total liabilities	19,965	17,848

Stockholders’ equity:
Common stock; at $0.0001 par value, 200,000,000 shares authorized, 10,361,424 and 10,306,426 shares issued and outstanding as of December 31, 2025 and March 31, 2025, respectively	1	1
Additional paid-in capital	8,732	8,532
Accumulated other comprehensive loss	(197)	(347)
Accumulated deficit	(8,405)	(4,297)
Total equity attributable to ZRCN Inc. stockholders	131	3,889
Non-controlling interests in variable interest entities	1,882	1,641
Total stockholders’ equity	2,013	5,530
Total liabilities and stockholders’ equity	$21,978	$23,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZRCN Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share data)

(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024
	(in thousands)		(in thousands)

Net sales	$7,148	$7,236	$22,638	$22,409
Cost of sales	4,408	4,208	15,709	13,024
Gross profit	2,740	3,028	6,929	9,385

Operating expenses:
General and administrative	2,235	1,715	5,419	5,201
Marketing and selling	1,237	1,332	3,553	3,340
Research and development	407	391	1,246	1,248
Total operating expenses	3,879	3,438	10,218	9,789
Income (loss) from operations	(1,139)	(410)	(3,289)	(404)

Other expenses:
Other (income)	—	(800)	—	(800)
Interest expense	168	204	573	630
Other expenses	8	7	23	23
Loss (gain) on foreign currency transactions	37	(19)	143	(184)
Total other expenses	213	(608)	739	(331)

Income (loss) before income taxes	(1,352)	198	(4,028)	(73)
Income tax benefit (expense)	(19)	(150)	161	4
Net income (loss)	$(1,371)	$48	$(3,867)	$(69)
Less: Net (income) loss attributable to non-controlling interests	56	(2)	241	(100)
Net income (loss) attributable to ZRCN Inc. common stockholders	$(1,427)	$50	$(4,108)	$31

Net income (loss)	$(1,371)	$48	$(3,867)	$(69)
Gain (loss) on change in foreign currency translation adjustment	92	(19)	150	(27)
Comprehensive loss	(1,279)	29	(3,717)	(96)
Less: Net loss (income) attributable to non-controlling interests	56	(2)	241	(100)
Other comprehensive income (loss) attributable to non-controlling interest	92	(19)	150	(27)
Comprehensive loss attributable to ZRCN common stockholders	$(1,427)	$50	$(4,108)	$31

Net loss per share attributable to ZRCN Inc.:
Basic	$(0.14)	$0.00	$(0.40)	$0.00
Diluted	$(0.14)	$0.00	$(0.40)	$0.00

Weighted average common shares outstanding:
Basic	10,361,413	10,050,265	10,348,854	10,006,385
Diluted	10,361,413	10,682,275	10,348,854	10,519,547

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZRCN Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

			Accumulated			Total
			Other	Additional		Equity	Non-	Total
	Common Stock		Comprehensive	Paid-in	Accumulated	Attributable	controlling	Stockholders’
	Shares	Amount	Loss	Capital	Deficit	to ZRCN	Interests	Equity
Balance - March 31, 2025	10,306,426	$1	$(347)	$8,532	$(4,297)	$3,889	$1,641	$5,530
Change in foreign currency translation adjustment	—	—	130	—	—	130	—	130
Common stock issued for advisory services	26,999	—	—	5	—	5	—	5
Share based compensation	—	—	—	67	—	67	—	67
Net loss (income)	—	—	—	—	(2,052)	(2,052)	118	(1,934)
Balance - June 30, 2025	10,333,425	$1	$(217)	$8,604	$(6,349)	$2,039	$1,759	$3,798
Change in foreign currency translation adjustment	—	—	(72)	—		(72)	—	(72)
Common stock issued for advisory services	26,499	—	—	4	—	4	—	4
Share based compensation	—	—	—	67	—	67	—	67
Net loss	—	—	—	—	(629)	(629)	67	(562)
Balance - September 30, 2025	10,359,924	$1	$(289)	$8,675	$(6,978)	$1,409	$1,826	$3,235
Change in foreign currency translation adjustment	—	—	92	—	—	92	—	92
Common stock issued for advisory services	1,500	—	—	—	—	—	—	—
Share based compensation	—	—	—	57	—	57	—	57
Net loss	—	—	—	—	(1,427)	(1,427)	56	(1,371)
Balance - December 31, 2025	10,361,424	$1	$(197)	$8,732	$(8,405)	$131	$1,882	$2,013

			Accumulated			Total
			Other	Additional		Equity	Non-	Total
	Common Stock		Comprehensive	Paid-in	Retained	Attributable	controlling	Stockholders’
	Shares	Amount	Loss	Capital	Earnings	to ZRCN	Interests	Equity
Balance - March 31, 2024 - as revised	10,016,936	$1	$(187)	—	$6,762	$6,576	$1,692	$8,268
Change in foreign currency translation adjustment	—	—	117	—	—	117	—	117
Common stock issued for advisory services	25,000	—	—	40		40	—	40
Net loss (income)	—	—		—	(664)	(664)	78	(586)
Balance - June 30, 2024	10,041,936	$1	$(70)	$40	$6,098	$6,069	$1,770	$7,839
Change in foreign currency translation adjustment	—	—	(125)	—	—	(125)	—	(125)
Common stock issued for advisory services	8,329	—	—	7	—	7	—	7
Share based compensation	—	—	—	10	—	10	—	10
Net income (loss)	—	—	—	—	645	645	(176)	469
Balance - September 30, 2024	10,050,265	$1	$(195)	$57	$6,743	$6,606	$1,594	$8,200
Change in foreign currency translation adjustment	—	—	(19)	—	—	(19)	—	(19)
Common stock issued for advisory services	24,999	—	—	18	—	18	—	18
Share based compensation	—	—	—	14	—	14	—	14
Net income (loss)	—	—	—	—	50	50	(2)	48
Balance - December 31, 2024	10,075,264	$1	$(214)	$89	$6,793	$6,669	$1,592	$8,261

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZRCN Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended December 31,
	2025	2024
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,867)	$(69)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	502	701
Amortization of intangible assets	67	79
Amortization of right-of-use assets	158	173
Inventory obsolescence impairment	365	130
Provision for credit losses	108	119
Amortization of financing costs	82	63
Share based compensation expense	191	24
Common stock issued for advisory services	9	65
Deferred tax asset	—	—
(Gain) loss on foreign currency transactions	143	(184)
Changes in operating assets and liabilities:
Accounts receivable	(1,417)	1,595
Inventory	1,793	1,039
Prepaid expenses and other assets	(164)	(102)
Federal tax deposit	—	(66)
Deferred expenses	—	(326)
Accounts payable	3,090	(1,477)
Accrued expenses	419	(88)
Operating lease liabilities	(160)	(136)
Net cash (used in) provided by operating activities	1,319	1,540

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets	(98)	(3)
Purchase of property and equipment	(291)	(731)
Net cash used in investing activities	(389)	(734)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt assumed in Harmony Merger	—	(75)
Borrowing on line of credit	21,161	19,535
Repayment on line of credit	(22,384)	(18,596)
Stockholder distributions	—	(659)
Net cash provided by (used in) financing activities	(1,223)	205

Effect of exchange rate fluctuations on cash	(372)	271
Net increase (decrease) in cash	(665)	1,282
Cash at beginning of period	1,407	502
Cash at end of period	$742	$1,784

Supplemental disclosure of cash flow information:
Cash paid for interest	28	19
Noncash investing and financing activities:
Increase in debt due to accrued interest	545	612
Right-of-use assets obtained in exchange for operating lease liability	—	(32)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

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

2. Liquidity and Going Concern

As of December 31, 2025, the Company had $0.7 million in cash and working capital of ($0.08) million. To date, ZRCN has been financed primarily through secured loans and a revolving line of credit. The Company has incurred recurring losses and believes that its existing cash resources are not sufficient to meet its anticipated cash needs over the next 12 months. As of December 31, 2025, the Company was not in compliance with certain covenants under its revolving credit facility with FGI Worldwide, LLC (“FGI”) and subsequent forbearance agreements with FGI. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing options to improve liquidity, including negotiating waivers or amendments to existing debt covenants, reducing discretionary spending, and evaluating potential capital raises. While these plans are intended to mitigate the risk, there can be no assurance that they will be successful in eliminating the substantial doubt.

From July 2025 until March 17, 2026, the Company and FGI entered into multiple forbearance agreements and amendments to the Credit Agreement, which temporarily waived existing covenant defaults and imposed additional operational and reporting requirements while the Company pursued strategic and financing alternatives. Management considered the refinancing and repayment of the FGI credit facility subsequent to the balance sheet date as part of its evaluation of the Company’s liquidity and ability to continue as a going concern.

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

The Company’s significant accounting policies and recent accounting standards are summarized in Note 3 of the Company’s consolidated financial statements for the year ended March 31, 2025. There were no significant changes to these accounting policies during the nine months ended December 31, 2025.

During the preparation of the Company’s consolidated financial statements for the year ended March 31, 2025, the Company’s management identified an immaterial error related to previously issued consolidated financial statements in the prior year.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

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

	As Reported	As Revised
	June 30, 2024	June 30, 2024	Difference
Liabilities
Accrued expenses	$2,246	$2,660	$(414)

Total equity attributable to ZRCN Inc. stockholders
Retained earnings	$5,530	$5,116	$(414)

The financial information included herein should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in our Annual Report for the year ended March 31, 2025, on Form 10-K.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

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

Non-controlling Interests

The Company follows ASC 810, which governs the accounting for and reporting of non-controlling interests (“NCIs”) in partially owned consolidated entities and the loss of control of those entities. Non-controlling interest positions, which represent 100% of the activity in the Company’s consolidated entities before intercompany transactions have been eliminated, are reported as a separate component of consolidated stockholders’ equity from the equity attributable to ZRCN’s stockholders for all years presented. 100% of Zircon de Mexico (“ZDM”} and 85% of Zircon UK are held by common shareholders. As of December 31, 2025, these same shareholders held collectively approximately 73% of ZRCN Inc. The net (loss) income attributed to the NCI’s is separately designated in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

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

Accounts Receivable, Net

Accounts receivable consisted of the following:

(In thousands)	December 31, 2025	March 31, 2025
Accounts receivable	$7,673	$6,155
Less provision for credit losses	(161)	(53)
Accounts receivable, net	$7,512	$6,102

Activity related to the Company’s provision for credit losses was as follows:

(In thousands)	December 31, 2025	March 31, 2025
Balance, beginning of period	$53	$14
Credit loss (recovery) provision	108	195
Write-offs	-	(156)
Balance, end of period	$161	$53

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 when control of goods transfers to the customer, which is generally upon shipment. Transaction prices are allocated to performance obligations and adjusted for variable consideration such as rebates, returns, discounts, and allowances, which are estimated using historical experience and current conditions. Cooperative advertising is recorded as a reduction of revenue unless a distinct service is provided at fair value. Sales taxes are excluded from revenue and recorded as liabilities. Advertising expenses were less than $0.1 million for the three and nine months ended December 31, 2025 and 2024.

There have been no changes in our revenue recognition policy since filing the Company’s audited, consolidated financial statements and related notes included in our Annual Report for the year ended March 31, 2025 on Form 10-K.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

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

The CODM reviews the financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating the Company’s financial performance. The CODM utilizes financial metrics, such as consolidated revenue, gross profit, and income (loss) from operations, as the financial measures for making decisions. This enables the CODM to assess the overall level of available resources and determine how best to deploy these resources across research and development projects in line with the long-term company-wide strategic goals. Management reviews its business as a consolidated segment, using financial and other information rendered meaningful only by the fact that such information is presented and reviewed in the aggregate. The measure of segment assets is reported in the accompanying unaudited condensed consolidated balance sheets as “Total assets.” There are no significant segment expenses as the expenses that are included in the unaudited condensed consolidated loss from operations are general and administrative and research and development. There is no change in the Company’s operating or reporting segments for the nine months ended December 31, 2025.

Concentration of Business and Credit Risk

As of December 31, 2025, the Company maintained deposits in a single bank that exceeded the federal insured deposit limit of the Federal Deposit Insurance Corporation (FDIC).

During the three months ended December 31, 2025 and 2024, respectively, the Company generated approximately 68% and 62% of its total revenues from three customers. During the nine months ended December 31, 2025 and 2024, respectively, the Company generated approximately 69% and 62% of its total revenue from three customers.

As of December 31, 2025 and March 31, 2025, respectively, 74% and 64% of its total accounts receivable were from three customers.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

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

On July 4, 2025, during the nine months ended December 31, 2025, the President signed into law the One Big Beautiful Bill Act (“the OBBBA”), which among other provisions made various changes to the US federal income tax treatment of research and experimentation expenses. On August 28, 2025, the Internal Revenue Service released Revenue Procedure 2025-28, detailing the methods by which a Company is allowed to adopt the research and experimentation-related provisions of the OBBBA.

Under the OBBBA and Rev. Proc. 2025-28, the Company is allowed to amend prior year US federal income tax returns to deduct the research and experimentation expenses in the year incurred. This is expected to result in a net refund to the Company of approximately $215,000 of federal taxes. This results in a current tax benefit. The Company’s deferred tax assets and related valuation allowance will also be reduced by approximately $397,000 to reflect the deduction of research and experimentation expenses in the year incurred; however, as the Company’s deferred tax assets are fully offset by a valuation allowance, this reduction of deferred tax assets will not result in any net tax expense. As the OBBBA and related guidance allowing this change were passed during the nine months ended December 31, 2025, the tax benefit is recorded in this period.

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

	For the Nine Months Ended December 31,
	2025	2024
Stock options	3,216,500	419,000
Warrants	217,184	217,184

	For the Three Months Ended December 31,
	2025	2024
Stock options	3,216,500	121,000
Warrants	217,184	217,184

As of December 31, 2025 these securities are not dilutive.

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

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). This standard introduces a practical expedient that companies can choose to apply when determining allowances for credit losses. Specifically, it permits companies to assume that the current conditions as of the balance sheet date remain unchanged throughout the remaining life of the assets. This standard is effective for the Company for annual reporting periods beginning after December 15, 2025, and requires prospective application. The Company did not early adopt the new standard. The new standard will be applied prospectively. The Company adopted ASU 2025-05 on December 15, 2025.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

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

In December 2025 , the FASB issued ASU 2025-11 - Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). This standard issues final guidance clarifying the current interim disclosure requirements and the applicability of ASC 270. The guidance creates a comprehensive list of interim disclosures required under US GAAP and incorporates a disclosure principle that requires disclosures at interim periods when an event or change that has a material effect on an entity has occurred since the previous year end. This standard is effective for the Company for interim reporting periods within annual reporting periods beginning after December 15, 2027. The ASU may be applied prospectively or retrospectively by all entities that provide interim financial statements and notes in accordance with US GAAP. The Company is currently evaluating the disclosure impact that ASU 2025-11 may have on its unaudited condensed consolidated financial statement presentation and disclosures.

In December 2025 , the FASB issued ASU 2025-12 - Codification Improvements (“ASU 2025-12”). This standard issues final guidance to clarify, correct errors in or make other improvements to a variety of topics in the Codification that are intended to make it easier to understand and apply. The amendments apply to all reporting entities in the scope of the affected accounting guidance. The amendments, among other things, clarify the guidance in ASC 260 on how to calculate diluted earnings per share when an entity has a loss from continuing operations and a contract that may be settled in stock or cash that is reported as an asset or liability for accounting purposes. This standard is effective for the Company for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the disclosure impact that ASU 2025-12 may have on its unaudited condensed consolidated financial statement presentation and disclosures, however, does not expect it to have a material impact on its unaudited condensed consolidated financial statements.

In April 2026, the FASB issued ASU 2026-01 - Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock (“ASU 2026-01”). This standard introduces a single, standardized approach for the initial measurement of paid-in-kind (PIK) dividends on equity-classified preferred stock. This update addresses long-standing diversity in practice and improves comparability across entities. The new guidance mandates measurement based on the stated PIK dividend rate in the preferred stock agreement for in-scope arrangements. This approach aligns accounting with the underlying economics, reflects prevailing market practice, and enhances operability. Certain arrangements, including those involving fixed monetary amounts settled in variable shares, remain outside the scope. The amendments are effective for reporting periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the disclosure impact that ASU 2026-01 may have on its unaudited condensed consolidated financial statement presentation and disclosures, however, does not expect it to have a material impact on its unaudited condensed consolidated financial statements.

In May 2026, the FASB issued ASU 2026-02 - Environmental Credits and Environmental Credit Obligations (Topic 818) (“ASU 2026-02”). This standard improves the financial accounting for and disclosure of activities related to environmental credits and environmental credit obligations. This update provides recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. This standard is effective for the Company for annual reporting periods (and interim periods within those annual periods) beginning after Dec. 15, 2027, with early adoption permitted. The Company is currently evaluating the disclosure impact that ASU 2026-02 may have on its unaudited condensed consolidated financial statement presentation and disclosures, however, does not expect it to have a material impact on its unaudited condensed consolidated financial statements.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

4. Revenue

Disaggregation of Revenue from Contracts with Customers

Revenue disaggregated according to the major product line for the three and nine months ended December 31, 2025 and 2024, respectively, were as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024
(In thousands)	(Unaudited)		(Unaudited)
Revenue generated per major product line
Stud sensor edge	$3,807	$3,296	$14,385	$12,772
Multifunctional scanners	932	997	2,766	2,693
Stud sensor center	1,966	2,191	4,035	4,556
Target control products	112	334	473	1,280
Other	331	418	979	1,108
Total Revenue	$7,148	$7,236	$22,638	$22,409

Revenue disaggregated according to the geographical location of customers for the three and nine months ended December 31, 2025 and 2024, respectively, were as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024
(In thousands)	(Unaudited)		(Unaudited)
Revenue by geographic location of customers
United States	$6,212	$6,262	$19,687	$19,781
Canada	494	420	1,534	1,243
Japan	256	348	852	804
Europe	116	93	304	315
Others	70	113	261	266
Total Revenue	$7,148	$7,236	$22,638	$22,409

5. Inventory, Net

Inventory consisted of the following:

	December 31, 2025	March 31, 2025
(In thousands)	(Unaudited)
Finished goods, net	$5,979	$6,948
Raw materials, net	3,097	4,233
Work in process, net	1,222	1,275
	$10,298	$12,456

Allowance for slow moving and obsolete inventory was estimated at $1.4 million and $1.1 million as of December 31, 2025 and March 31, 2025, respectively.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

6. Property and Equipment

Property and equipment consisted of the following:

	December 31, 2025	March 31, 2025
(In thousands)	(Unaudited)
Manufacturing equipment	$9,877	$9,806
Computer equipment	2,901	2,824
Leasehold improvements	1,206	1,155
Furniture and office equipment	948	908
Vehicles	274	272
	15,206	14,965
Construction in progress	630	363
	15,836	15,328
Less accumulated depreciation and amortization	(14,184)	(13,734)
	$1,652	$1,594

For the three and nine months ended December 31, 2025, depreciation and amortization expense was approximately $0.2 million and $0.5 million, respectively. For the three and nine months ended December 31, 2024, depreciation and amortization expense was $0.5 million and $0.7 million, respectively.

Construction in progress consists of assets and technologies under development. The Company starts depreciation once the assets are completed and placed in service.

7. Intangible Assets

The Company’s intangible assets consisted of the following:

	December 31, 2025			March 31, 2025
(In thousands)	(Unaudited)
Finite-lived intangible assets (1):	Intangibles, Gross	Accumulated Amortization	Intangibles, Net	Intangibles, Gross	Accumulated Amortization	Intangibles, Net
Patents issued and pending	$2,433	$(1,772)	$661	$2,335	$(1,708)	$627
Exclusivity rights and licenses	168	(114)	54	168	(111)	57
Total finite-lived intangible assets	$2,601	$(1,886)	$715	$2,503	$(1,819)	$684

Finite-lived intangible assets (1):	December 31, 2025 Weighted Average Life
Patents issued and pending	12.3
Exclusivity rights and licenses	4.3

(1)	Finite-lived intangible assets have estimated useful lives of five to twenty years, and are being amortized to operating expenses on a straight-line basis.

For the three and nine months ended December 31, 2025 and 2024, amortization expense was less than $0.1 million.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

Expected future amortization expense of acquired finite-lived intangible assets as of December 31, 2025 is as follows:

For the Years Ending March 31, (In thousands)	Amount
Remainder of 2026	$73
2027	130
2028	125
2029	100
2030	95
Thereafter	192
$715

8. Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2025	March 31, 2025
(In thousands)	(Unaudited)
Rebates	$492	$278
Accrued taxes	(85)	129
Sales expense	277	267
Payroll and related	274	303
Advertising allowance	97	87
Vacation	361	359
Professional services	714	297
Interest	9	—
	$2,139	$1,720

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

As of December 31, 2025, the Company was not in compliance with certain covenants under its revolving credit facility with FGI Worldwide, LLC (“FGI”) and subsequent forbearance agreements with FGI.

From July 2025 until March 17, 2026, the Company and FGI entered into multiple forbearance agreements and amendments to the Credit Agreement, which temporarily waived existing covenant defaults and imposed additional operational and reporting requirements while the Company pursued strategic and financing alternatives. On March 17, 2026, the Company repaid in full and extinguished its revolving credit facility with FGI Worldwide, LLC using proceeds from a new senior secured revolving credit facility. Upon repayment, the FGI Credit Agreement was terminated and the Company was released from all remaining obligations.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

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

The Company recognized deferred financing costs of approximately $0.3 million for bank fees which will be amortized over three years and recorded as interest expense. For the three and nine months ended December 31, 2025 and 2024, the Company recognized less than $0.1 million, respectively, as interest expense for the amortization of deferred financing costs. For the three and nine months ended December 31, 2025 and 2024, interest expense on the line of credit totaled $0.2 million and $0.6 million, respectively.

Notes payable to Stauss Family Administrative Trust

The Company has notes payable to the Stauss Family Administrative Trust to repay loans made to the Company. As of December 31, 2025, the outstanding principal balance was approximately $0.7 million. Under the original terms of the agreement, the notes were due and payable in December 2025 with interest accruing at 5.5% per annum, which was to be paid quarterly and is included in accrued expenses. On March 27, 2025, the Board of Directors of Zircon Corporation and the Stauss Family Administrative Trust agreed to extend the maturity dates of both promissory notes to December 31, 2027. There was no change to the principal amount or the annual interest rate. The notes are subordinated to the Credit Agreement, and no payment is to be made on the note without prior approval from FGI.

For the three and nine months ended December 31, 2025 and 2024 the interest expense on the notes payable to the Stauss Family Administrative Trust totaled less than $0.1 million in each respective period.

10. Profit Sharing and 401(k) Plan

The Company has a defined contribution profit sharing plan for all eligible employees. Contributions to the profit-sharing plan are determined annually by the Board of Directors. There were no profit-sharing contributions made during the three and nine months ended December 31, 2025 and 2024.

All eligible employees are also allowed to participate in the Company’s 401(k) plan. The Company’s contributions to the plan are based on a specified percentage of each participant’s eligible contribution, decided annually by the Board of Directors, as defined in the plan document. For the three and nine months ended December 31, 2025 and 2024, the Company made contributions to the 401(k) plan of less than $0.1 million.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

11. Equity

On February 28, 2024 the Company adopted a 2024 Equity Incentive Plan (the “Equity Plan”). The Plan provides for granting of stock options (“Options”), restricted stock units (“RSUs”), and other equity-based awards tied to the value of shares of common stock to key personnel, including directors, officers, employees, consultants, and advisors of the Company and its subsidiaries. The Plan provides for the grant of options (which may include “incentive stock options” (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”)), stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), and other stock-based awards. As of December 31, 2025, 40,000,000 shares are authorized for issuance and 36,783,500 shares remain available for issuance under the Equity Plan. The number of shares of Common Stock available for grant and issuance under this Plan will be automatically increased on the first day of each calendar year beginning with the first January 1 following the effective date and ending with the last January 1 during the initial ten-year term of the Equity Plan, equal to the lesser of (A) five percent (5%) of the shares of Common Stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (B) such lesser number of shares of Common Stock as determined by the Board. The Board has determined that there will be no adjustment.

The following table summarizes the Company’s employee and non-employee Option activity under the Equity Plan for the following periods:

	Number of shares	Weighted average exercise price	Weighted average remaining term (years)	Aggregate intrinsic value (in thousands)
Outstanding as of March 31, 2025	3,216,500	$0.79	3.44	$—
Options granted	—	—	—	—
Options forfeited	—	—	—	—
Outstanding as of December 31, 2025	3,216,500	$0.79	2.69	$—
Exercisable as of December 31, 2025	1,032,300	$0.77	2.91	$—

No stock options were granted nor exercised during the nine months ended December 31, 2025. 1,032,300 shares were vested during the nine months ended December 31, 2025.

For the three and nine months ended December 31, 2025, the Company recognized less than $0.1 million in stock based compensation, respectively. For the three and nine months ended December 31, 2024, the Company recognized less than $0.1 million in stock based compensation, respectively, primarily included in general and administrative expenses in the accompanying statements of operations and comprehensive loss. As of December 31, 2025 there was $0.6 million of unrecognized share-based compensation expense related to unvested stock options over a weighted average term of 2.7 years. As of December 31, 2024 there was $0.1 million of unrecognized share-based compensation expense related to unvested stock options over a weighted average term of 2.9 years.

During the nine months ended December 31, 2025, the Company issued an aggregate of 54,998 common shares to consultants, with an aggregate value of less than $0.1 million. During the nine months ended December 31, 2024, the Company issued an aggregate of 58,328 common shares to consultants, with an aggregate value of less than $0.1 million. As these common shares were fully vested upon the date of grant, the grant date fair value was expensed in the respective period of the grant date. The Company used the Black-Scholes model to value the option grants.

The assumptions used to calculate the fair value of the options are summarized as follows:

December 31, 2025
Volatility	36% - 75%
Risk-free rate	3.5% - 4.6%
Expected life (in years)	3 - 5
Stock price	$0.75 - 0.88
Exercise price	$0.75 - 0.88

12. Warrants

As of March 31, 2025 and December 31, 2025, the Company had 217,184 warrants outstanding with a weighted-average exercise price of $0.20 and remaining term of 8.2 years and 7.5 years, respectively. There were no changes in warrants outstanding during the period.

The Advisor Warrants are exercisable any time ten years from the date of issuance and have been recorded as stockholders’ equity in the Company’s balance sheet

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

13. Commitments and Contingencies

Legal Proceedings

Zircon engages in procedures to protect its proprietary rights and has filed complaints with the Federal Trade Commission and the Customs and Border Patrol. As of December 31, 2025, no material contingencies exist.

Leases

The Company’s corporate headquarters in Campbell, California are leased from the Stauss Family Administrative Trust for approximately $19,000 per month under a lease expiring in December 2027. The lease requires the Company to pay utilities, maintenance and real estate taxes. Rent expense was approximately $173,000 for both of the nine months ended December 31, 2025 and 2024, respectively.

The Company leases office equipment through a lease that expires in June 2026 and requires monthly lease payments of less than $0.1 million for a period of five years. The total lease expense for the nine months ended December 31, 2025 and 2024 amounted to less than $0.1 million in each respective period.

The Company had leased a vehicle that expired on July 2024 and required monthly lease payments of less than $0.1 million for a period of three years. In July 2024 the Company leased a new vehicle under the same terms, that expires in June 2027 with required monthly lease payments of less than $0.1 million for a period of three years. The total lease expense for the nine months ended December 31, 2025 and 2024 amounted to less than $0.1 million in each respective period.

The components of lease expense, which include short-term and variable lease expense and are included in selling, general and administrative expense, are as follows:

	For the nine months ended December 31,
	2025	2024
(In thousands)	(Unaudited)
Operating lease expense	$173	$173
Total lease cost	$173	$173

The following table provides the weighted average lease term and weighted average discount rate for the nine months ended December 31, 2025 and 2024, respectively:

	For the nine months ended December 31,
	2025	2024
	(Unaudited)
Weighted average remaining lease term (in years)	2.35	3.39
Weighted average discount rate	7.00%	7.00%

Future minimum lease payment under non-cancellable lease as of December 31, 2025 are as follows:

Maturities of lease liabilities (In thousands)	Operating Leases
Year ending March 31,
Remainder of fiscal 2026	$62
2027	239
2028	174
2029	—
2030 and thereafter	—
Total Minimum Lease Payments	475
Less effects of discounting	(49)
Present value of future minimum lease liabilities	426
Less current portion of operating lease liability	(218)
Operating lease liability, net of current portion	$208

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

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

The Company has notes payable to the Stauss Family Administrative Trust to repay loans made to the Company. As of December 31, 2025, principal balance of $0.7 million is due and payable in December 2027. Interest accrued at 5.5% per annum is paid quarterly and included in accrued expenses. The notes are subordinated to FGI and no payment is to be made on the notes without prior approval from FGI. For the nine months ended December 31, 2025 and 2024, the interest expense on notes payable to the Stauss Family Administrative Trust totaled less than $0.1 million, respectively.

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

On June 24, 2026, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware, which became effective upon filing. The amendment reduced the number of authorized shares of the Company’s common stock from 200,000,000 shares to 25,000,000 shares. This event occurred subsequent to the balance sheet date and has not been reflected in the accompanying financial statements.

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

RESULTS OF OPERATIONS

During the nine months ended December 31, 2025, and as of March 31, 2025, Zircon’s selected financial information is the following (in thousands):

Financial Position Analysis

The information presented below as of December 31, 2025 as compared to March 31, 2025 for ZRCN Inc (in thousands):

	December 31, 2025
In thousands	(Unaudited)	March 31, 2025
Assets	$21,978	$23,378
Liabilities	$19,965	$17,848
Equity	$2,013	$5,530

Assets

Total assets on December 31, 2025 were $22.0 million compared to $23.4 million on March 31, 2025, which was a decrease of approximately $1.4 million. This decrease was driven primarily by a decrease in cash of $0.7 million, an increase in accounts receivable of $1.4 million, a decrease in inventory of $2.2 million, an increase in prepaids and other assets of $0.2 million, and a decrease in all other assets of $0.1 million.

Liabilities

Total liabilities on December 31, 2025 were $20.0 million compared to $17.8 million on March 31, 2025, which was an increase of approximately $2.2 million. This increase was driven primarily by an increase in accounts payable of $3.1 million, an increase in accrued expenses of $0.4 million, offset by a decrease in our line of credit of $1.2 million and a decrease in the operating lease liability of $0.1 million.

Equity

Total equity on December 31, 2025 was $2.0 million compared to $5.5 million on March 31, 2025, which was a decrease of approximately $3.5 million and was driven by a comprehensive loss of $3.7 million offset by an increase in additional paid-in capital from stock-based compensation of $0.2 million.

Operating Results Analysis

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
(In thousands)	2025	2024	2025	2024
Net Sales	$7,148	$7,236	$22,638	$22,409
Cost of goods sold	4,408	4,208	15,709	13,024
Gross Profit	2,740	3,028	6,929	9,385
Gross Margin	38%	42%	31%	42%

Operating Expenses
General & administrative	2,235	1,715	5,419	5,201
Marketing & selling	1,237	1,332	3,553	3,340
Research and development	407	391	1,246	1,248
Total Operating Expenses	3,879	3,438	10,218	9,789
Operating Income (Loss)	(1,139)	(410)	(3,289)	(404)

Other Expenses
Other Income	0	(800)	0	(800)
Interest expense	168	204	573	630
Other Expenses	8	7	23	23
(Income) loss on foreign currency translation	37	(19)	143	(184)
Total other expenses	213	(608)	739	(331)

Income (Loss) before income taxes	(1,352)	198	(4,028)	(73)
Benefit from (Provision for) income taxes	(19)	(150)	161	4
Net income (loss)	$(1,371)	$48	$(3,867)	$(69)

Less: Net loss attributable to non-controlling interests	56	(2)	241	(100)
Net income (loss) attributable to ZRCN Inc. common stockholders	$(1,427)	$50	$(4,108)	$31
Foreign currency translation adjustment	92	(19)	150	(27)
Comprehensive income (loss)	$(1,279)	$29	$(3,717)	$(96)

Sales revenue and gross margin

Revenue for the three months ended December 31, 2025 was $7.1 million compared to $7.2 million for the three months ended December 31, 2024 which was an decrease of $0.1 million or 1%. This was driven primarily by decreased sales to one of our major customers. Gross profit for the three months ended December 31, 2025 was $2.7 million, or 38% compared to $3.0 million, or 42%, during the three months ended December 31, 2024, which was a decrease of $0.3 million, or 10%. The decrease in gross profit was primarily driven by an increase in duty expense resulting from increased tariffs on our products manufactured in China.

Revenue for the nine months ended December 31, 2025 was $22.6 million compared to $22.4 million for the nine months ended December 31, 2024 which was an increase of $0.2 million, or 1%. This increase was driven primarily by increased sales in the United States to our major customers. Gross profit for the nine months ended December 31, 2025 was $6.9 million, or 31% compared to $9.4 million, or 42%, during the nine months ended December 31, 2024, which was a decrease of $2.5 million, or 26%. The decrease in gross profit was primarily driven by an increase in duty expense resulting from increased tariffs on our products manufactured in China.

During the three and nine months ended December 31, 2025, the U.S. government implemented and/or expanded tariffs pursuant to authorities under the International Emergency Economic Powers Act (‘IEEPA”), targeting imports from certain countries that are significant sources of raw materials, components, and finished goods used in the Company’s operations.

As a result, we experienced increased input costs associated with imported materials and products subject to these tariffs. The increased tariff expense recognized during the three months ended December 31, 2025 was approximately $0.3 million compared to $0.2 million during the three months ended December 31, 2024 which was an increase of $0.1 million. These costs were recognized primarily within cost of goods sold and contributed to a gross margin decrease of 100 basis points.

The increased tariff expense recognized during the nine months ended December 31, 2025 was approximately $2.8 million compared to $0.8 million during the nine months ended December 31, 2024 which was an increase of $2.0 million. These costs were recognized primarily within cost of goods sold and contributed to a gross margin decrease of 900 basis points and significantly impacted our ability to make vendor payments.

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

However, these mitigation efforts have not fully offset the increased costs from the tariffs and the timing and effectiveness of such actions may vary. In addition, tariffs have contributed to supply chain disruptions, including longer lead times and increased logistics costs, which have affected inventory levels and fulfillment timing during the period. Earlier in calendar 2026 certain tariffs have been declared illegal by the Court of International Trade and could result in material refunds accruing to the Company; however; to date the Company cannot reasonably estimate the amounts nor the timing of such refunds.

Research and development

Research and development expenses for the three months ended December 31, 2025 were approximately $0.4 million compared to approximately $0.4 million for the three months ended December 31, 2024. This increase of $16,000, or 4%, and was driven primarily by an increase in consulting expenses.

Research and development expenses for the nine months ended December 31, 2025 were $1.2 million compared to $1.2 million for the nine months ended December 31, 2024. This decrease of $2,000, or 0%, was driven primarily by reduced consulting expenses.

General and Administrative expenses

General and administrative expenses for the three months ended December 31, 2025 were $2.2 million compared to $1.7 million for the three months ended December 31, 2024 which was a increase of $0.5 million, or 30%. This increase was driven primarily by an increase in consulting and outside service expenses and bank charges.

General and administrative expenses for the nine months ended December 31, 2025 were $5.4 million compared to $5.2 million for the nine months ended December 31, 2024 which was an increase of $0.2 million, or 4%. This increase was driven primarily by an increase in consulting and outside service expenses.

Marketing and Selling expenses.

Marketing and selling expenses for the three months ended December 31, 2025 were $1.2 million compared to $1.3 million for the three months ended December 31, 2024 which was a decrease of $0.1 million, or 7%. This decrease was driven primarily by a decrease in trade show and travel expenses.

Marketing and selling expenses for the nine months ended December 31, 2025 were $3.6 million compared to $3.3 million for the nine months ended December 31, 2024 which was an increase of $0.3 million, or 6%. This increase was driven primarily by additional payroll expenses.

Other (income) expenses

Other expenses for the three months ended December 31, 2025 were approximately $0.2 million compared to other income of ($0.6) million for the three months ended December 31, 2024 which was a decrease of approximately $0.8 million, or 135%. This decrease was driven primarily by a prior year legal settlement.

Other expenses for the nine months ended December 31, 2025 were approximately $0.7 million compared to other income of ($0.3) million for the nine months ended December 31, 2024 which was a decrease of approximately $1.0 million, or 323%. This decrease was driven primarily by a prior year legal settlement.

Cash Flow Analysis

	For the Nine Months Ended December 31,
In thousands	2025	2024
Operating activities	$1,319	$1,540
Investing activities	(389)	(734)
Financing activities	(1,223)	205
Effect of exchange rate changes	(372)	271
Net increase (decrease) in cash	$(665)	$1,282

Operating Activities

During the nine months ended December 31, 2025, net cash provided by operating activities was $1.3 million. This increase was due to a net loss of $3.9 million offset by non-cash expenses for depreciation, amortization, inventory obsolescence impairment, credit loss provision, amortization of financing costs, stock based compensation and common stock issued for advisory services of $1.5 million, an increase in accounts receivable of $1.4 million, a decrease in inventories of $1.8 million, an increase in prepaids and other assets of $0.2 million, an increase in accounts payable and accrued expenses of $3.5 million, a decrease in operating lease liabilities of $0.1 million, and non-cash foreign currency losses of $0.1 million.

During the nine months ended December 31, 2024, net cash provided by operating activities was $1.5 million. This increase was due to a net loss of $0.1 million offset by non-cash expenses for depreciation, amortization, inventory obsolescence impairment, credit loss recovery, amortization of financing costs, stock based compensation and common stock issued for advisory services of $1.4 million, a decrease in accounts receivable of $1.6 million, a decrease in inventories of $1.0 million, a decrease in accounts payable and accrued expenses of $1.6 million, an increase in deferred expenses of $0.3 million, an increase in prepaid expenses of $0.1 million, a decrease in operating lease liabilities of $0.1 million, and an increase in federal tax deposits of $0.1 million, and non-cash foreign currency gains of $0.2 million.

Investing Activities

During the nine months ended December 31, 2025, net cash used in investing activities was $0.4 million and was due to purchases of property and equipment of $0.4 million.

During the nine months ended December 31, 2024, net cash used in investing activities was $0.7 million and was due to purchases of property and equipment of $0.7 million.

Financing Activities

During the nine months ended December 31, 2025, net cash used in financing activities was $1.2 million. This decrease was due to net repayments on our line of credit of $1.2 million.

During the nine months ended December 31, 2024, net cash provided by financing activities was $0.2 million. This increase was due to net borrowings on our line of credit of $1.0 million, offset by prior Subchapter S shareholder tax distributions of $0.7 million and repayment of debt assumed as part of the Harmony merger of $0.01 million.

Liquidity, Capital Resources and Sources of Financing

As of December 31, 2025 the Company had a cash balance of $0.7 million and negative working capital of $0.08 million. Working capital as of March 31, 2025 was $3.5 million. The decrease of $3.5 million was driven primarily by a decrease in cash of $0.7 million, a decrease in inventory of $2.2 million, an increase in accounts payable and accrued expenses of $3.5 million offset by an increase in accounts receivables of $1.4 million, a decrease in our line of credit of $1.2 million and increase in prepaids and other current assets of $0.3 million. To date the Company has been financed primarily through retained earnings, loans and credit lines secured by accounts receivable, inventory and fixed assets.

The increased tariff-related costs have placed additional pressure on our working capital requirements. The decrease in gross profit and gross margin and extended supply chain cycles have resulted in a decrease in our cash balance of approximately $0.7 million from March 31, 2025. Continued or escalated tariffs will require additional financing and changes in capital allocation priorities including shifting payments to the U.S. Government from inventory suppliers to other vendors.

We do not believe our existing cash and cash equivalents along with borrowing capacity from our current lender will be sufficient to meet our anticipated cash needs over the next 12 months. The Company has incurred losses and anticipates that existing cash and available credit may not be sufficient to meet its operating and debt service needs for the next 12 months. As of December 31, 2025, the Company is not in compliance with its Credit Agreement covenants and is operating under a forbearance agreement. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing options to improve liquidity, including negotiating waivers or amendments to existing debt covenants, reducing discretionary spending, and evaluating potential capital raises. While these plans are intended to mitigate the risk, there can be no assurance that they will be successful in eliminating the substantial doubt.

On May 31, 2024, the Company entered into a Revolving Credit Agreement (the “Credit Agreement”) with FGI Worldwide LLC, as Agent for the lender (“FGI”). The Credit Agreement provides for a $15 million senior secured revolving credit facility (the “Credit Facility”) available to be used by the Company, Zircon and its Affiliates for replacement and discharge of the Company’s then current US Bank loan of $8.8 million and matures on May 31, 2027. The Company, Zircon and the Affiliates are guarantors of all obligations under the Credit Agreement and the Company’s four principal shareholders are limited guarantors thereof. As of December 31, 2025, the outstanding balance on the FGI Credit Facility was approximately $7.2 million.

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

The Credit Agreement requires the Company to comply with maximum total net leverage of $15.0 million and a minimum fixed charge coverage ratio of 1.10. As of December 31, 2025 the Company was not in compliance with the fixed charge coverage ratio and is working with the lender to obtain a waiver and has entered into a third forbearance agreement and Credit Agreement amendment with regard thereto along with additional covenants.

Remediation of Material Weakness

During and subsequent to the period ended December 31, 2025, we have initiated steps to remediate the material weaknesses in our internal control over financial reporting related to (i) inadequate segregation of duties due to limited personnel and (ii) insufficient formalized policies and procedures for accounting, financial reporting and record keeping.

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

Information on Outstanding Securities

The following table sets out the number of common shares and warrants outstanding as of the date hereof:

Information on Outstanding Securities as of December 31, 2025
Common shares issued and outstanding	10,361,424
Potential issuance of common shares
Warrants	217,184
Stock options	3,216,500
Fully diluted shares	13,795,108

During the nine months ended December 31, 2025, the Company issued 54,998 common shares to consultants with the associated stock-based compensation being recorded in general and administrative expenses.

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

The Company has notes payable to the Stauss Family Administrative Trust to repay loans made to the Company. As of December 31, 2025, principal balance of $0.7 million is due and payable on December 31, 2027. Interest accrued at 5.5% per annum is paid quarterly and included in accrued expenses. The notes are subordinated to the credit note payable to FGI and no payment is to be made on the notes without prior approval from the lender.

For the three and nine months ended December 31, 2025, the interest expense on notes payable to the Stauss Family Administrative Trust was approximately $9,000 and $28,000, respectively. For the three and nine months ended December 31, 2024, the interest expense on notes payable to the Stauss Family Administrative Trust was approximately $6,000 and $19,000, respectively.

On March 27, 2025 the Stauss Family Administrative Trust and the Company agreed to extend the maturity date of the Notes Payable to the trust to December 31, 2027.

Off-Balance Sheet Arrangements

ZRCN has no off-balance sheet arrangements.

Estimates, Judgments and Assumptions

ZRCN prepares its consolidated financial statements in accordance with US GAAP, which require management to make estimates and assumptions that affect the amounts of its assets and liabilities, the information provided with regard to future assets and liabilities as well as the amounts of revenues and expenses for the relevant periods. Readers are invited to refer to Note 3 of the financial statements for the three and nine months ended December 31, 2025, for details.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal accounting and financial officer have concluded that as of December 31, 2025, our disclosure controls and procedures were not effective as of such date as a result of material weaknesses in our internal control over financial reporting due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping. Under the direction of our principal executive officer and principal financial and accounting officer, we are developing a plan to remediate the material weaknesses.

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

As of December 31, 2025, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting had material weaknesses that lack adequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping and we are implementing plans to improve such internal control.

Changes in Internal Control Over Financial Reporting

During and subsequent to December 31, 2025, we initiated remediation actions in response to the material weaknesses identified in our internal control over financial reporting. These actions include the hiring of a Corporate Controller, the implementation of enhanced review procedures over journal entries, and the development and documentation of key accounting policies and procedures. These changes are intended to strengthen our internal control environment.

Other than the foregoing, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not made any sales of unregistered securities of our common stock during the period from April 1, 2025 through December 31, 2025.

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

ZRCN INC.

Date: July 7, 2026	By:	/s/ John Stauss
	Name:	John Stauss
	Title:	Chairman and Chief Executive Officer

Date: July 7, 2026	By:	/s/ Jeff Parsons
	Name:	Jeff Parsons
	Title:	Chief Financial Officer

