Form 10-K
period 2026-03-31
ZRCN Inc.
filed 2026-09-28
CIK 1901297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $0.3 million on September 30, 2025 (the last business day of the registrant’s most recently completed second quarter) based on a book value of $0.17 of the Company’s common stock as of such date.

As of August 31, 2026, the number of shares of the registrant’s common stock outstanding was 10,360,924.

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

Risk Factor Summary

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors, but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors”, together with the other information in this Report. If any of the following risks actually occur (or if any of those listed elsewhere in this Report occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

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

A significant portion of our revenue is dependent upon our three largest customers that collectively accounted for approximately 68% of net revenue in fiscal 2026. The loss of any one of these customers would negatively impact our revenues and our results of operations.

If the products that we offer do not reflect our customers’ tastes and preferences, our net sales and profit margins could decrease.

Sales of our products, to a certain extent, are dependent on a strong housing and real estate market. Continued inflation and potential higher interest rates could have a negative effect on our sales, profitability and cash flow.

Legal and Regulatory Compliance Risks

We are subject to complex and changing laws and regulations, which expose us to potential liabilities, increased costs, and other adverse effects on our business.

Tariffs imposed by the US Government on products we import into the United States as well as tariffs imposed by foreign countries on the sales of our products into those countries have had and could have substantial negative impacts on our sales, costs, profits and cash flow.

Shifts in energy policy could have a negative impact on our supply chain and the transportation costs associated with our products.

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

We have the risk of non-compliance with the terms of the line of credit agreement with our new lender. Such non-compliance could impact our ability to borrow against the credit agreement and negatively impact our ability to pay our inventory and service providers.

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

New laws and regulations regarding data privacy in various jurisdictions could cause us to incur additional production, information technology, and legal and reporting expenses to meet those requirements which could negatively impact our financial performance.

Climate change and climate change legislation or regulations may adversely affect our business. Additionally, disruptions arising from natural disasters, including climate-related events or other unusual occurrences could materially impact our ability to ship products to our customers and impact our vendors’ ability to transport work-in process products to us.

Our failure to continue to successfully avoid, manage, defend, litigate, and accrue for claims and litigation could negatively impact our results of operations or cash flows.

The rapid development and adoption of artificial intelligence (“AI”) technologies may expose us to operational, legal, regulatory, reputational and competitive risks. We increasingly use, and may continue to expand our use of, AI technologies in our products, services, business processes and operations. The development, deployment and use of AI present significant risks and uncertainties, many of which are evolving and difficult to predict. AI technologies may not function as intended and may produce inaccurate, misleading, biased, offensive or otherwise flawed outputs. Certain of our products have embedded batteries. There are risks related to the replacement and disposals of these batteries (including fire risks) along with additional regulations being developed across various jurisdictions (including individual states). Complying with these regulations could cause the Company to incur additional expenses which could have a negative impact on our financial performance.

Our products are sold in plastic packaging. If environmental regulations increase, we may be forced to change the way we ship and show our products in our customers’ retails stores and incur additional expenses which could harm our financial performance.

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

We recently launched SuperScan® advanced technology, our most innovative solution to date. We believe that this is a game-changing hand-held stud finder that will help millions of contractors and do-it-yourselfers better understand what’s behind a wall surface. In addition to locating wood studs, Wood Stud SuperScan® stud finder, also recognizes and filters out metallic and low-density objects, delivering a more accurate picture of wooden objects behind the wall surface.

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

During the years ended March 31, 2026 and 2025, we generated approximately 68% and 64% of our total revenue from three customers, respectively. Accounts receivable from these customers amounted to approximately 80% and 64% of total accounts receivable as of March 31, 2026 and 2025, respectively.

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

As of March 31, 2026, we held approximately 50 active and pending patents in the United States and approximately 62 active and pending patents outside of the United States. In addition, we held approximately 25 active and pending trademarks in the United States and approximately 1 active and pending trademarks outside of the United States.

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

Supply Chain

Our products are assembled by our affiliate, a single-customer Maquiladora company, Zircon de Mexico, located in Ensenada, Mexico and by various outsourced component manufacturers located in China and elsewhere. Zircon de Mexico is a variable interest entity that we consolidate as its primary beneficiary; see Note 3, “Variable Interest Entities,” for further discussion. Various components used in the production of our products are sourced from suppliers throughout the world.

Our products include proprietary Application Specific Integrated Circuits or ASIC Semiconductors, which are single sourced in the US. Due to the potentially long lead time in the production of microprocessors, Zircon typically seeks to maintain six to twelve months of anticipated unit volume in any given period as ‘safety stock’ of its ASIC chips to avoid supply shortages. Zircon has historically maintained a greater than 97% on-time delivery with its retail and distributor sales partners.

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

Research and Development

During fiscal 2026 and fiscal 2025, we incurred research and development (R&D) expenses of $1.7 million and $1.7 million, respectively. Research and development costs that are not capitalizable under ASC 735-10-25 are expensed as incurred. We engage in research & development as a regular, ongoing part of our operations. Our products include proprietary technology, which we believe creates significant product performance advantages relative to products of our competitors and creates key competitive advantages for the Company. We intend to continue to invest materially in R&D to maintain the competitiveness of our existing products, and to develop and commercialize new technologies for future product and product portfolio expansion activities.

Employees & Contractors

We strive to build a talented, motivated, and dedicated team. As of March 31, 2026, we had 32 full-time equivalent employees of which 7 were in R&D, 8 were in Sales, 6 were in Marketing and 10 were in G&A, and 1 was in Operations. As of March 31, 2026, Zircon de Mexico had 124 full-time equivalent employees of which 90 were in Operations, 6 were in Marketing, 12 were in R&D, and 16 were in Administration.

We utilize contractors and consultants, including financial advisors, SEC reporting consultants, Investor Relations consultants, Marketing consultants and other such providers that are deemed appropriate for achieving the goals and objectives laid out by management.

Available Information

When filed, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). When filed, such reports and other information filed by the Company with the SEC will be available free of charge when such reports are available on the SEC’s website. The Company periodically provides other information for investors on its website, www.zircon.com. Online investor information typically includes press releases and other information about financial performance, information on environmental, social and corporate governance and details related to the Company’s annual meeting of shareholders. The information contained on the websites referenced in this Report is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references for convenience only.

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

We generate sales revenue primarily in the North American market with additional sales revenues coming from Europe and Asia. In addition, some of our global supply chain and our manufacturing partners, are located in Mexico, Malaysia and China. As a result, our operations and performance depend significantly on global and regional economic conditions. We take steps to mitigate manufacturing risks through redundancies and regular monitoring of business conditions, but there is no guarantee that these efforts will mitigate all associated risks and variables in the global supply chain can have a material impact on our revenue and profitability.

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

Much of our manufacturing is performed by outsourcing partners located in China, Malaysia, and Mexico. A significant concentration of this manufacturing is currently performed by a small number of outsourcing partners, often in proximity to one another. We have also outsourced much of our transportation and logistics management to our affiliate, Zircon de Mexico. While these arrangements can lower operating costs, they also reduce our direct control over production. Such diminished control has, from time to time and may in the future, had an adverse effect on the quality or quantity of products manufactured, or adversely affect our flexibility to respond to changing conditions. Although we have a robust source inspection process and arrangements with partners contain provisions for product defect expense reimbursement, we remain responsible to the consumer for warranties in the event of product defects. Because of this we may experience an unanticipated product defect liability. While we rely on our partners to adhere to our quality standards, deviations may occur from time to time and could adversely affect our business, reputation, results of operations and financial condition.

We rely on outsourcing suppliers in Mexico, Malaysia and China to manufacture our product. Any failure of these partners to perform can have a negative impact on our cost or finished goods. In addition, manufacturing and logistics or transit to final destinations can be disrupted for a variety of reasons, including natural and man-made disasters, information technology system failures, commercial disputes, military actions, economic, business, labor, environmental, public health or political issues, or international trade disputes.

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

We offer products that can be affected by design and manufacturing defects. Defects can also exist in components and products assembled by our subcontractors. Component defects could make our products unsafe and create a risk of environmental or property damage and personal injury. These risks may increase as our products are introduced into specialized applications, including healthcare. There can be no assurance that we will be able to detect and fix all issues and defects in the products we offer. Failure to do so can result in widespread technical and performance issues affecting our products. In addition, we can be exposed to product liability claims, recalls, product replacements or modifications, write-offs of inventory, property, plant and equipment, and/or intangible assets, and significant warranty and other expenses, including litigation costs and regulatory fines. Quality problems can also adversely affect the experience for users of our products, and result in harm to our reputation, loss of competitive advantage, poor market acceptance, reduced demand for products, delay in new product introductions and lost sales.

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

A significant portion of our revenue is dependent upon a small number of customers, and our three largest customers that collectively accounted for approximately 68% and 64% of net revenue in fiscal 2026 and fiscal 2025, respectively. The loss of any one of these customers would negatively impact our revenues and our results of operations.

Sales to our top five customers accounted for approximately 75% and 76% of our net sales for the years ended March 31, 2026 and 2025, respectively. Sales to our largest customer accounted for approximately 40% and 46% of our net sales, respectively, and another two customers accounted for approximately 28% and 18%, respectively, of our net sales for the years ended March 31, 2026 and 2025. No other customer accounted for 10% or more of total sales. Contractual relationships with our major customers do not guarantee sales volumes or longevity. Consequently, our relationship with our major customers could change at any time. Our business, results of operations and financial condition would be materially and adversely affected if:

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

Financing Risks

If we are unable to generate sufficient cash flows from our operations, our liquidity will suffer and we may be unable to satisfy our obligations. As of the filing date of this annual report on Form 10K, we do not believe that we will have sufficient liquidity nor additional sources of liquidity to remain as a going concern over the next twelve months without additional management actions.

We currently rely on cash flow from operations and our revolving credit facility (the “Credit Facility”) to fund our business. Amounts outstanding on the Credit Facility are reported as a liability on our balance sheet. We do not believe our existing cash and cash equivalents along with borrowing capacity from our current lender will be sufficient to meet our anticipated cash needs over the next 12 months, which raises substantial doubt about the Company’s ability to continue as a going concern without any additional management actions. As of March 31, 2026, our additional borrowing capacity against the line of credit was $4.5 million. For fiscal 2026, the Company incurred a net loss of $6.9 million, had an accumulated deficit of $11.2 million, and a net stockholder’s deficit of $0.9 million. We are dependent on the line of credit, and our financial covenants have only been waived through August 31, 2026. Management is actively pursuing options to improve liquidity, including negotiating waivers or amendments to our financial covenants, reducing discretionary spending and capital expenditures, negotiating cost reductions with our suppliers, continuing to improve inventory turns, and evaluating capital raises. Various risks to our business could result in circumstances that would materially affect our liquidity. For example, cash flows from our operations could be affected by changes in consumer spending habits, macroeconomic conditions, the failure to maintain favorable vendor payment terms or our inability to successfully implement sales growth initiatives, among other factors including changes in the regulatory environment including new tariffs. While the IEEPA tariffs have been declared illegal by the Court of International Trade, new tariffs may be enacted which could put additional strain on our operations and associated cash flows. Also, we may be unsuccessful in securing alternative financing when needed on terms that we consider acceptable, or at all. There can be no assurance that our actions will be successful in eliminating the substantial doubt about the Company’s ability to continue as a going concern.

As of March 31, 2026, there was $8.0 million outstanding under the Credit Facility. Any significant increase in our leverage could have the following risks:

Our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired in the future;

Our failure to comply with the financial and other restrictive covenants governing our debt, which requires us to comply with Fixed Cost Coverage Ratio (“FCCR”) and limits our ability to incur additional debt and sell assets, could result in an event of default that, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations; and

Our exposure to certain financial market risks, including fluctuations in interest rates associated with bank borrowings, could become more significant.

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

In addition, we are subject to environmental laws in each jurisdiction in which our business is conducted. Some of our products incorporate substances that are regulated in some jurisdictions in which we conduct manufacturing operations. Changes in environmental and other laws and regulations in both domestic and foreign jurisdictions could adversely affect our operations due to increased costs of compliance and potential liability for non-compliance.

Allegations that our products and services are not properly manufactured, configured, installed, designed or delivered, resulting in personal injuries, property damage or business interruption could subject us to claims for damages. The costs associated with defending ongoing or future product liability claims and payment of damages could be substantial. Our reputation could also be adversely affected by such claims, whether or not successful.

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

Despite safety and quality reviews, the Consumer Product Safety Commission or other applicable regulatory bodies may require, or Zircon may voluntarily institute, the recall, repair or replacement of our products if those products are found to not be in compliance with applicable standards or regulations. To date, the Company has not had to issue a recall of its products; however, the risk of a recall, while remote, still exists and a recall could increase our costs and adversely impact our reputation.

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

Other Risks

Our results of operations and earnings may not meet forecasted future expectations.

Our results of operations and earnings may not meet forecasted future expectations. We may provide forecasts of expected results of operations for future periods. This forecast would be comprised of forward-looking statements subject to risks and uncertainties, including the risks and uncertainties described in this Report and in our other public filings and public statements, and would be based necessarily on assumptions we make at the time we provide such forecast. Our forecast may not always be accurate. If, in the future, our results of operations for a particular period do not meet our forecast or the expectations of investment analysts, the market price of our common stock could decline significantly.

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

As a publicly listed company, we may also from time to time make forward-looking statements about future operating results and provide some financial forecasts to the public markets. Projections may not be made timely or set at expected performance levels and could materially affect the price of our shares. Any failure to meet published forward-looking statements that adversely affect the stock price could result in losses to investors, stockholder lawsuits or other litigation, sanctions or restrictions issued by the SEC.

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

We have elected to avail ourselves of the extended transition period for complying with new or revised accounting standards pursuant to Section 102(b)(1) of the JOBS Act, and further the JOBS Act will allow us to postpone the date by which we must comply with some of the laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC, which could undermine investor confidence in the Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We believe cybersecurity is critical to advancing our technological developments. As a manufacturing and technology company, we face a multitude of cybersecurity threats that are common to most industries, such as ransomware and denial-of service. Our customers, suppliers, subcontractors, and business partners face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our business strategy, performance, and results of operations. These cybersecurity threats and related risks make it imperative that we expend resources on cybersecurity.

Risk Management

We engage third-party services to conduct evaluations of our security controls, whether through penetration testing, independent audits, or consulting on best practices to address new challenges. We provide cybersecurity awareness communications and guidance to employees and maintain ongoing monitoring designed to identify potential cybersecurity threats.

In the event of an incident, we intend to follow our cybersecurity incident response plan, which outlines the steps to be followed from incident detection to mitigation, and notification. We contract with external firms that have extensive information technology and program management experience. We have implemented a governance structure and processes to assess, identify, manage, and report cybersecurity risks. As a public company, we must comply with extensive regulations, including requirements for reporting cybersecurity incidents to the SEC. We believe we are positioned to meet the requirements of the SEC. In addition to following SEC guidance and implementing pre-existing third party frameworks, we have developed our own practices and frameworks, which we believe enhance our ability to identify and manage cybersecurity risks. Assessing, identifying, and managing cybersecurity related risks are factored into our overall business approach. We rely heavily on our supply chain to deliver our products and services, and a cybersecurity incident at a subcontractor or business partner could materially adversely impact us. We require that our subcontractors report cybersecurity incidents to us so that we can assess the direct impact of the incident.

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

In October 2024 we settled outstanding litigation with Stanley, Black and Decker and received $0.8 million which was recorded as Other Income in our financial statements.

ZRCN is engaged in procedures to protect its proprietary rights and has filed complaints with the Federal Trade Commission and the U.S. Customs and Border Protection.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was formerly listed and traded is on the OTCQX Market. There have been fewer than fifty trades since the shares were listed on February 24, 2025. There were no trades during fiscal 2026; the Company’s shares were delisted during fiscal 2026.

Holders of Our Common Stock

As of March 31, 2026, there were approximately 160 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the three months ended March 31, 2026.

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

	For the Years Ended March 31,
(in thousands)	2026	2025
Liquidity Data:
Cash and cash equivalents	$784	$1,407
Working capital	4,187	3,460
Total assets	20,321	23,378
Long-term obligations	8,788	1,049
Total stockholders’ (deficit) equity	(1,092)	5,530

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

RESULTS OF OPERATIONS

The Company’s selected financial information for fiscal 2026 and fiscal 2025 is as follows. All the data are presented in United States dollars.

Financial Position Analysis

The information presented as of March 31, 2026 and March 31, 2025 represents the information for ZRCN Inc.

In thousands	March 31, 2026	March 31, 2025
Total assets	$20,321	$23,378
Total liabilities	$21,413	$17,848
Total stockholders’ (deficit) equity	$(1,092)	$5,530

Assets

Total assets as of March 31, 2026, were $20.3 million compared to $23.4 million as of March 31, 2025, which was a decrease of approximately $3.1 million. This decrease was driven primarily by a decrease in cash of $0.6 million, a decrease in inventory of $2.2 million, a decrease in operating use assets of $0.2 million offset by a decrease in accounts receivable of $0.7 million and an increase in deferred financing cost of $0.6 million resulting from our new line of credit with Altriarch Holdings.

Liabilities

Total liabilities as of March 31, 2026, were $21.4 million compared to $17.9 million as of March 31, 2025, which was an increase of approximately $3.6 million. This increase was driven primarily by an increase in accounts payable and accrued expenses of $4.2 million which was offset by a decrease in operating lease liabilities of $0.2 million and a decrease in the line of credit of $0.4 million.

Equity

The total net deficit as of March 31, 2026, was $1.1 million compared to equity of $5.5 million as of March 31, 2025, which was a decrease of approximately $6.6 million. This decrease was driven primarily by a net loss of $7.1 million offset by increased stock-based compensation of $0.3 million and an increase in accumulated other comprehensive income of $0.2 million.

Operating Results Analysis

Readers are invited to take into consideration the consolidated operating results of Zircon Corporation for the fiscal years ended March 31, 2026 and 2025.

	For the Year Ended March 31,
(In thousands)	2026	2025
Net Sales	$26,889	$28,075
Cost of goods sold	19,001	16,936
Gross Profit	7,888	11,139
Gross Margin	29.3%	39.7%

Operating Expenses
General & administrative	7,340	7,354
Marketing & selling	4,756	4,528
Research and development	1,660	1,712
Total Operating Expenses	13,756	13,594
Operating Income (Loss)	(5,868)	(2,455)

Other (Income) Expense
Settlement of litigation	0	(800)
Interest expense	739	804
Other expense	32	30
Loss on extinguishment of debt	396	-
Loss (Gain) on foreign currency transactions	143	(172)
Total other expenses	1,310	(138)

Income (Loss) before income taxes	(7,178)	(2,317)
Benefit from (Provision for) income taxes	129	(573)
Net income (loss)	$(7,049)	$(2,890)

Foreign currency translation adjustment	170	(160)
Comprehensive income (loss)	$(6,879)	$(3,050)

Sales revenue and gross margin

Revenue for fiscal 2026 was $26.9 million compared to $28.1 million in fiscal 2025 which was a decrease of $1.2 million, or 4%. This decrease was driven primarily by decreased sales in the United States from one major customer. Revenue from Stud Senor Edge products increased by $1.0 million which was offset by decreases in Stud Sensor Center and Target Control Products of $2.0 million. Gross profit for fiscal 2026 was $7.9 million, or 29.3% compared to $11.1 million, or 39.7%, which was a decrease of $3.2 million, or 29% and 10.4%, respectively. While one reason for the decrease in gross profit was reduced revenue from one key customer, additional decreases in gross profit and gross margin were driven by increased cost of sales of $1.8 million from tariffs on products manufactured in China and Malaysia, an increase of $0.2 million in the allowance for slow moving and obsolete inventory, and an increase in standard cost of sales of $0.1 million due to an unfavorable change in the product mix

During the year ended March 31 2026, the U.S. government implemented and/or expanded tariffs pursuant to authorities under the International Emergency Economic Powers Act (‘IEEPA”), targeting imports from certain countries that are significant sources of raw materials, components, and finished goods used in the Company’s operations.

As a result, the Company experienced increased input costs associated with imported materials and products subject to these tariffs, primarily China and Malaysia. The tariff expense recognized during the year ended March 31, 2026, was approximately $2.9 million compared to $1.1 million during the year ended March 31, 2025, which was an increase of $1.8 million, or 164%. Less than $50,000 of tariff expenses incurred were capitalized within inventory on the Company’s balance sheet as of March 31, 2026. The remainder of these costs were recognized within cost of goods sold as incurred and contributed to a gross margin decrease of approximately 1,000 basis points.

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

However, these mitigation efforts have not fully offset the increased costs from the tariffs and the timing and effectiveness of such actions may vary. In addition, tariffs have contributed to supply chain disruptions, including longer lead times and increased logistics costs, which have affected inventory levels and fulfillment timing during the period. Earlier in calendar 2026 certain tariffs have been declared illegal by the Court of International Trade and could result in material refunds accruing to the Company. In July 2026 and September 2026, the Company received refunds of approximately $0.7 million and $1.0 million, respectively.

Research and development

Research and development expenses for fiscal 2026 were $1.7 million compared to $1.7 million in fiscal 2025. The decrease in 2026 was $52,000, or 3%, and was driven primarily by reduced consulting expenses.

Marketing and selling

Marketing and selling expenses for fiscal 2026 were $4.8 million compared to $4.5 million in fiscal 2025 which was an increase of $0.3 million, or 5%. This increase was driven primarily by an increase in payroll expenses.

Administrative expenses

General and administrative expenses for fiscal 2026 were $7.3 million compared to $7.3 million in fiscal 2025 which was a decrease of $14,000, or less than 1%. This decrease was driven primarily by reduced consulting and outside service fees.

Other income/expense

Interest and other expenses for fiscal 2026 were $1.3 million compared to $0.7 million in fiscal 2025 which was an increase of $0.6 million or 98%.

Other income for fiscal 2026 was $ nil compared to $0.8 million in fiscal 2025 which was a decrease of $0.8 million. This decrease was driven by a one-time settlement benefit reduction of $0.8 million resulting from the Stanley Black & Decker litigation. This litigation was closed in October 2024.

Interest expense for fiscal 2026 was $0.7 million compared to $0.8 million in fiscal 2025 which was a decrease of $65,000 or 8%. This decrease was driven primarily a reduction in average borrowings with our prior lender, FGI, resulting in lower interest expense during the year.

We incurred a loss on the extinguishment of the FGI line of credit of $0.4 million during fiscal 2026. This loss was due to an early termination fee paid to FGI of $0.2 million, a write-off of deferred financing costs of approximately $0.1 million and additional legal fees of $35,000. No gain or loss was recognized during fiscal 2025.

We incurred a foreign currency transaction loss of $0.1 million in fiscal 2026 compared to a gain of $0.2 million during fiscal 2025. The loss was driven by various currency movements in Euros, Canadian dollars, and Mexican pesos against the U.S. dollar.

Income taxes

The Company moved from a provision for income taxes of $0.6 million during the year ended March 31, 2025, to a benefit position of $0.1 million for the year ended March 31, 2026. The provision recorded in fiscal 2025 was due primarily to a full valuation allowance being recorded against all deferred tax assets recorded through that fiscal year. The benefit recorded during fiscal 2026 is due primarily to an expected refund of $0.2 million resulting from a change in accounting for research and development expense in accordance with the One Big Beautiful Bill Act (“OBBBA”).

Cash Flow Analysis

	For the Years Ended March 31,
In thousands	2026	2025
Operating activities	$1,504	$2,153
Investing activities	(436)	(788)
Financing activities	(1,267)	(667)
Effect of exchange rate changes	(424)	207
Net increase (decrease) in cash	$(623)	$905

Operating Activities

During the year ended March 31, 2026, net cash provided by operating activities was $1.5 million. This increase was due to a net loss of $7.0 million offset by non-cash operating expenses of $1.8 million and foreign currency losses of $0.1 million, a decrease inventory of $1.9 million, an increase in accounts payable and accrued expenses of $4.2 million, a decrease in accounts receivable of $0.7 million and a decrease in operating lease liabilities of $0.2 million. The Company’s accounts payable as of March 31, 2026, were $10.0 million of which $4.5 million were over 90 days old.

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

Investing Activities

During the year ended March 31, 2026, net cash used in investing activities was $0.4 million. This decrease was due to purchases of property and equipment of $0.3 million and purchases of intangible assets of $0.1 million.

During the year ended March 31, 2025, net cash used in investing activities was $0.8 million. This decrease was due to purchases of property and equipment of $0.8 million.

Financing Activities

During the year ended March 31, 2026, net cash used in financing activities was $1.3 million. This decrease was due to borrowings under the Company’s line of credit of $25.5 million offset by repayment of borrowings of $26.0 million and deferred financing costs of $0.8 million.

During the year ended March 31, 2025, net cash used in financing activities was $0.7 million. This decrease was due to borrowings under the Company’s line of credit of $25.0 million offset by repayment of borrowings of $24.6 million, net shareholder distributions of approximately $0.7 million, deferred financing costs of $0.3 million, and repayment of debt assumed as part of the Harmony merger of $0.1 million.

Liquidity, Capital Resources and Sources of Financing

As of March 31, 2026, the Company had a cash balance of $0.8 million and working capital of $4.2 million. Working capital as of March 31, 2025, was $3.4 million. This increase of $0.8 million was driven primarily by a decrease in cash of $0.6 million, a decrease in accounts receivable of $0.6 million and a decrease in inventory of $2.2 million offset by an increase in accounts payable and accrued expenses of $4.2 million, and a decrease in the current portion of the line of credit of $8.4 million. To date the Company has been financed primarily through loans and credit lines secured by accounts receivable, inventory and fixed assets.

The increased tariff-related costs have placed additional pressure on our working capital requirements. The decrease in gross profit and gross margin and extended supply chain cycles have resulted in a decrease in our cash balance of approximately $0.6 million from March 31, 2025. Continued or escalated tariffs will require additional financing and changes in capital allocation priorities including shifting payments to the U.S. Government from inventory suppliers to other vendors. For fiscal year 2026, the Company incurred total tariff expense, including IEEPA tariffs, of $2.9 million. The Company has received tariff refunds of $1.7 million during the first six months of fiscal 2027.

We do not believe our existing cash and cash equivalents along with borrowing capacity from our current lender will be sufficient to meet our anticipated cash needs over the next 12 months, which raises substantial doubt about the Company’s ability to continue as a going concern without any additional management actions. As of March 31, 2026, our additional borrowing capacity against the line of credit was $4.5 million. For fiscal 2026, the Company incurred a net loss of $7.0 million, had an accumulated deficit of $11.4 million, and a net capital deficiency of $1.1 million. We are dependent on the line of credit and our financial covenants have only been waved through August 31. 2026. Management is actively pursuing options to improve liquidity, including negotiating waivers or amendments to existing debt covenants, reducing discretionary spending and capital expenditures, working with inventory vendors to reduce product costs, continuing to improve inventory turns, and evaluating potential capital raises. These plans should help the Company improve its liquidity position over the next fiscal year and enable the Company to continue as a going concern; however, while these plans are intended to mitigate the risk, there can be no assurance that they will be successful in eliminating the substantial doubt about the Company’s ability to continue as a going concern

On May 31, 2024, the Company entered into a Revolving Credit Agreement (the “Credit Agreement”) with FGI Worldwide LLC, as Agent for the lender (“FGI”). The Credit Agreement provides for a $15 million senior secured revolving credit facility (the “Credit Facility”) available to be used by the Company, Zircon and its Affiliates for replacement and discharge of the Company’s then current US Bank loan of $8.8 million and matures on May 31, 2027. The Company, Zircon and the Affiliates are guarantors of all obligations under the Credit Agreement and the Company’s four principal shareholders are limited guarantors thereof.

From July 2025 until March 17, 2026, the Company and FGI entered into multiple forbearance agreements and amendments to the Credit Agreement, which temporarily waived existing covenant defaults and imposed additional operational and reporting requirements while the Company pursued strategic and financing alternatives. As of March 31, 2025, due to being in default of the loan covenants, the Company classified the line of credit as a current liability. As of March 31, 2026, borrowings under the Company’s new revolving credit facility are classified as long-term debt because the facility does not mature until March 17, 2029, and no events of default existed that would require repayment within one year of the balance sheet date. On March 17, 2026, the Company repaid in full and extinguished its revolving credit facility with FGI Worldwide, LLC using proceeds from a new senior secured revolving credit facility. Upon repayment, the FGI Credit Agreement was terminated and the Company was released from all remaining obligations.

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

The Loan Agreement matures on March 17, 2029 (the “Maturity Date”), subject to the right of the Debtor to request to extend the Maturity Date for up to an additional one (1) year period. Prior to the Maturity Date or an Event of Default, the interest rate shall be the lesser of (a) the Maximum Rate (as defined in the Loan Agreement), and (b) the 3-month term SOFR (as defined in the Loan Agreement) plus the 8.75%. Accrued and unpaid interest on the outstanding principal balance of Credit Facility shall be due and payable monthly commencing on April 14, 2026, and continuing on the tenth (10th) Business Day of each month thereafter and on the Maturity Date.

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

The Loan Agreement requires the Company to comply with maximum tangible net worth and minimum fixed charge coverage ratios. However, the lender has waived compliance with the financial covenants through August 31, 2026. The Fixed Charge Coverage Ratio (“FCCR”) is calculated by adding back non-cash expense amounts, such as depreciation and amortization, changes in inventory and bad debt allowances, stock-based compensation, and net interest expense to income before taxes and subtracting capital expenditures then dividing that result by the sum of interest expense and rent expense. The initial reporting period begins in September 2026 and incorporates the prior six months of data to calculate the FCCR ratio. Subsequent periods add one month of data until the calculation reaches 12 months. At that time, calculation is performed for the prior 12 months and remains at that level going forward. The target ratio for the first five months is 1.1 with the subsequent ratio being 1.2 thereafter. The Company has forecasted that it will be in compliance with both covenants when the measurement period begins with the September 2026 accounting period. Tangible net worth is calculated by summing accounts and other receivables, inventory, fixed and subordinated debt and dividing by the outstanding balance of the Altriarch line of credit. The initial reporting period begins in September 2026. The ratio for the first five months is 15%, increasing to 25% thereafter. The Company is currently forecasting that it will meet the covenants once they begin. In addition, the Credit Agreement contains other standard affirmative and negative covenants such as those which (subject to certain thresholds) limit the ability of the Company and its subsidiary and affiliates to, among other things, incur debt, incur liens, engage in any Change of Control (as defined in the Loan Agreement), enter into new lines of business not related to the Company’s current lines of business, make certain investments, issue equity securities, engage in transactions with affiliates, or prepay any debt without the approval of the Lender. Events of default under the Loan Agreement include, among other things, payment defaults, breaches of representations, warranties or covenants, defaults under material indebtedness, certain events of bankruptcy or insolvency, judgment defaults, certain defaults or events relating to employee benefit plans or a change in control of the Company. The events of default would permit the lender to terminate commitments and accelerate the maturity of borrowings under the Loan Agreement if not cured within applicable grace periods. Repayments on the loan are made as customer cash payments are deposited into the Company’s bank account and remitted daily to Altriarch under a Blocked Account Control Agreement (“BACA”).

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

As of March 31, 2026, the amount outstanding under the Altriarch line of credit was $8.0 million compared to $8.4 million under the FGI facility as of March 31, 2025.

Subsequent to March 31, 2026, on September 9, 2026, the Lender notified the Company that the Company had not delivered its audited financial statements and related compliance certificate for the fiscal year ended March 31, 2026 within the 90-day period required under the Loan Agreement, which constituted a default. The Lender waived this default on a one-time basis and required the Company to deliver such audited financial statements and compliance certificate on or before October 15, 2026, which the Company expects to satisfy in connection with the filing of this Annual Report on Form 10-K. See Note 16 to the consolidated financial statements included in this Annual Report on Form 10-K.

REMEDIATION OF SIGNIFICANT DEFICIENCIES

During the year ended March 31, 2026, we have initiated steps to remediate the significant deficiencies in our internal control over financial reporting related to (i) inadequate segregation of duties due to limited personnel and (ii) insufficient formalized policies and procedures for accounting, financial reporting and record keeping.

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

While these actions are intended to remediate the identified significant deficiencies, the significant deficiencies cannot be considered remediated until the applicable controls have been fully implemented and have operated effectively for a sufficient period of time and management has concluded, through testing, that these controls are effective. We continue to monitor the effectiveness of these remediation efforts and plan to complete the remediation process as promptly as reasonably possible.

Information on Outstanding Securities

The following table sets out the number of common shares and warrants outstanding as of the date hereof:

Information on Outstanding Securities as of March 31, 2026
Common shares issued and outstanding	10,360,924
Potential issuance of common shares
Warrants	217,184
Stock options	3,176,500
Fully diluted shares	13,754,608

During the year ended March 31, 2026, the Company issued another 54,498 common shares to various service providers. The Company also had stock option forfeitures of 40,000 shares.

During the year ended March 31, 2025, the Company issued 289,490 common shares primarily to two legal firms in lieu of cash payments to settle outstanding liabilities for services related to patent infringement litigation and patent acquisition.

In accordance with a services agreement with Semi-Cap Equity Partners (“SCE”), an investment bank, dated May 15, 2023 and amended on July 15, 2024, the Company issued an additional 24,999 common shares to SCE earned during the period from March 31, 2025 through September 4, 2025. As of September 4, 2025, the Company’s agreement with SCE has been terminated.

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

The Company has notes payable to the Stauss Family Administrative Trust to repay loans made to the Company. As of March 31, 2026, principal balance of $0.7 million is due and payable on December 31, 2027. Interest accrued at 5.5% per annum is paid quarterly and included in accrued expenses. The note is subordinated to the line of credit note payable to Altriarch Holdings SPV, LLC and no payment is to be made on the note without prior approval from Altriarch.

For the years ended March 31, 2026 and 2025 the interest expense on notes payable to the Stauss Family Administrative Trust totaled $37,000 and $37,000 respectively.

On March 27, 2025, the Stauss Family Administrative Trust and the Company agreed to extend the maturity date of the Notes Payable to the trust to December 31, 2027.

Off-Balance Sheet Arrangements

ZRCN has no off-balance sheet arrangements.

Contractual Obligations and Commitments

As of March 31, 2026, we had contractual obligations for building leases, interest on our line of credit with Altriarch SPV LLC, notes payable with the Stauss Family Administrative Trust including interest on the notes, and commitments based on outstanding purchase orders. Inventory is purchased on purchase orders as required; there are no long-term contracts or take or pay agreements for inventory. The building leases include our corporate office in Campbell, CA that will expire in December 2027. As of March 31, 2026, our future contractual commitments for our leases were $0.4 million, our line of credit was $8.0 million and is set to expire in March 2029, and our long-term debt obligations were $0.7 million which mature in December 2027. For additional information on our leases and timing of future payments, please see Note 9 and Note 13 to the consolidated financial statements included in this Annual Report on this Form 10-K.

Contractual Obligations
	Within	Beyond
in thousands	12 months	12 months
Altriarch loan	$-	$8,000
Altriarch interest	$1,000	$2,000
Building leases	$200	$200
Shareholder notes	$-	$667
Interest on shareholder notes	$37	$28
Outstanding purchase orders	$1,400	$-

Total	$2,637	$10,895

Estimates, Judgments and Assumptions

ZRCN prepares its consolidated financial statements in accordance with US GAAP, which require management to make estimates and assumptions that affect the amounts of its assets and liabilities, the information provided regarding future assets and liabilities as well as the amounts of revenues and expenses for the relevant periods. Readers are invited to refer to Note 3 of the financial statements for the year ended March 31, 2026, for details.

Critical Accounting Policies and Estimates

Please refer to Note 3 Summary of Significant Accounting Policies of the Financial Statements for disclosures regarding the critical accounting policies related to our business. Critical estimates associated with revenue would be related to discounts, rebates and marketing co-op accruals not based on contractual percentages but on prior trends and history. These estimates can vary as the Company’s revenues vary. The bad debt allowance is based on customer quality in terms of reputation, sales and payment history with the Company, and its current financial position including its liquidity position including net working capital. Inventory allowances are dependent on product sales forecasts and history, price changes, technology changes which could render products obsolete, quality of product shipped by our suppliers, or disruptions to our supply chains.

Recently Issued Accounting Standards

Our recently issued accounting standards are included in Note 3 Summary of Significant Accounting Policies of the Financial Statements for disclosures regarding the critical accounting policies related to our business. The Company is currently evaluating the disclosure impacts of recently issued accounting standards, however, does not expect them to have a material impact on its audited consolidated financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

ZRCN’s exposure to changes in interest rates relates primarily to Zircon’s cash, cash equivalents and outstanding debts. As of March 31, 2026, the Company had an outstanding balance on its line of credit of approximately $8.0 million. Based on the amount, an increase or decrease of one percent in the interest rate would increase or decrease annual interest expense by $80,000. On March 31, 2026, the balance on the shareholder notes was $0.7 million. An increase or decrease of one percent in the interest rate would increase or decrease annual interest expense by approximately $7,000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ZRCN Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ZRCN Inc. (the “Company”) as of March 31, 2026 and 2025, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the for each of the years in the two-year period ended March 31, 2026, and the related notes (collectively referred to as “the financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, as of March 31, 2026, the Company had cash of approximately $0.8 million and working capital of approximately $4.4 million. For the year ended March 31, 2026, the Company incurred a net loss of approximately $7.0 million, had an accumulated deficit of approximately $11.4 million and a stockholders’ deficiency of approximately $1.1 million.

The Company is dependent on its revolving line of credit and other financing to fund operations. As of March 31, 2026, the Company had approximately $4.5 million of additional borrowing capacity; however, existing liquidity is not expected to be sufficient to meet anticipated cash requirements for the next twelve months. In addition, covenant waivers extend only through August 31, 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans, as described in Note 2, include seeking covenant waivers or amendments, reducing expenditures and supplier costs, improving inventory levels, and evaluating potential capital raises. There can be no assurance these actions will alleviate the substantial doubt. The financial statements do not include any adjustments that may result from this uncertainty.

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

We have served as the Company’s auditor since 2025.

Sacramento, CA, USA

September 28, 2026

knowing you. Kreston GTA PC is a professional corporation registered in California, USA	2108 N. ST. #7535 Sacramento, CA 9581 krestongta.com	An independent member of the Kreston Global network

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

ZRCN Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2026	March 31, 2025
ASSETS
Current assets:
Cash	$784	$1,407
Accounts receivable, net of provision for credit losses of $163 and $53, respectively	5,428	6,102
Inventory, net	10,295	12,456
Prepaid expenses and other assets	305	294
Total current assets	16,812	20,259

Property and equipment, net	1,583	1,594
Operating lease right-of-use assets	349	558

Intangible assets, net	707	684
Deposits	47	47
Deferred financing costs	823	236
Total assets	$20,321	$23,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit, current	$-	$8,413
Accounts payable	9,984	6,453
Accrued expenses	2,422	1,720
Operating lease liability, current	219	213
Total current liabilities	12,625	16,799

Line of credit	$7,969	$-

Operating lease liability, net of current portion	152	373
Notes payable to Stauss Family Administrative Trust, net of current portion	667	676
Total liabilities	21,413	17,848
Commitments and Contingencies (Note 13)
Stockholders’ (deficit) equity:
Common stock; at $0.0001 par value, 200,000,000 shares authorized, 10,360,924 and 10,306,426 shares issued and outstanding as of March 31, 2026 and March 31, 2025, respectively	1	1
Additional paid-in capital	8,789	8,532
Accumulated other comprehensive loss	(177)	(347)
Accumulated deficit	(11,369)	(4,297)
Total equity attributable to ZRCN Inc. stockholders	(2,756)	3,889
Non-controlling interests in variable interest entities	1,664	1,641
Total stockholders’ (deficit) equity	(1,092)	5,530
Total liabilities and stockholders’ equity	$20,321	$23,378

The accompanying notes are an integral part of these consolidated financial statements.

ZRCN Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	For the Year Ended March 31,
	2026	2025
Net sales	$26,889	$28,075
Cost of sales	19,001	16,936
Gross profit	7,888	11,139

Operating expenses:
General and administrative	7,340	7,354
Marketing and selling	4,756	4,528
Research and development	1,660	1,712
Total operating expenses	13,756	13,594
Loss from operations	(5,868)	(2,455)

Other (income) expenses:
Other income	—	(800)
Interest expense	739	804
Other expenses	32	30
Loss on extinguishment of debt	396	—
(Gain) loss on foreign currency transactions	143	(172)
Total other (income) expenses	1,310	(138)

Loss before income taxes	(7,178)	(2,317)
Income tax (expense) benefit	129	(573)
Net loss	$(7,049)	$(2,890)
Less: Net income (loss) attributable to non-controlling interests	23	(51)
Net loss attributable to ZRCN Inc. common stockholders	$(7,072)	$(2,839)

Net loss	$(7,049)	$(2,890)
Income (loss) on change in foreign currency translation adjustment	170	(160)
Comprehensive loss	(6,879)	(3,050)
Net income (loss) income attributable to non-controlling interests	23	(51)
Other comprehensive income (loss) attributable to non-controlling interest	170	(160)
Comprehensive loss attributable to ZRCN common stockholders	$(7,072)	$(2,839)

Net loss per share attributable to ZRCN Inc.:
Basic and diluted	$(0.68)	$(0.28)

Weighted average common shares outstanding:
Basic and diluted	10,351,542	10,080,734

The accompanying notes are an integral part of these consolidated financial statements.

ZRCN Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Accumulated Other Comprehensive (Loss)	Additional Paid-in	Retained Earnings (Accumulated	Total Equity Attributable to	Non- controlling	Total Stockholders’ Equity
	Shares	Amount	Income	Capital	Deficit)	ZRCN	Interests	(Deficit)
Balance - March 31, 2024	10,016,936	$1	$(187)	$—	$6,762	$6,576	$1,692	$8,268
Change in foreign currency translation adjustment	—	—	(160)	—	—	(160)	—	(160)
Common stock issued for advisory services	289,490	—	—	238	—	238	—	238
Contributions paid by stockholders	—	—	—	8,220	—	8,220	—	8,220
Stockholders’ distributions	—	—	—	—	(8,220)	(8,220)	—	(8,220)
Share based compensation	—	—	—	74	—	74	—	74
Net loss	—	—	—	—	(2,839)	(2,839)	(51)	(2,890)
Balance - March 31, 2025	10,306,426	$1	$(347)	$8,532	$(4,297)	$3,889	$1,641	$5,530
Change in foreign currency translation adjustment	—	—	170	—	—	170	—	170
Common stock issued for advisory services	54,498	—	—	9	—	9	—	9
Share based compensation	—	—	—	248	—	248	—	248
Net loss	—	—	—	—	(7,072)	(7,072)	23	(7,049)
Balance - March 31, 2026	10,360,924	$1	$(177)	$8,789	$(11,369)	$(2,756)	$1,664	$(1,092)

The accompanying notes are an integral part of these consolidated financial statements.

ZRCN Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,049)	$(2,890)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	664	958
Amortization of intangible assets	92	103
Amortization of right-of-use assets	209	248
Inventory obsolescence impairment	246	609
Provision for credit losses	110	195
Amortization of financing costs	100	90
Write-off of financing costs	136	—
Share based compensation expense	248	74
Common stock issued for advisory services	9	238
Deferred tax asset	—	499
(Gain) loss on foreign currency transactions	143	(172)
Changes in operating assets and liabilities:
Accounts receivable	674	2,349
Inventory	1,915	992
Prepaid expenses and other assets	(11)	31
Federal tax deposit	—	185
Accounts payable	3,531	(760)
Accrued expenses	702	(387)
Operating lease liabilities	(215)	(209)
Net cash provided by operating activities	1,504	2,153

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal (Purchases) of intangible assets	(115)	4
Purchase of property and equipment	(321)	(792)
Net cash used in investing activities	(436)	(788)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt assumed in Harmony Merger	—	(75)
Borrowing on line of credit	25,574	24,957
Repayment on line of credit	(26,018)	(24,570)
Deferred financing costs	(823)	(326)
Bank overdraft	—	6
Stockholder contributions	—	8,220
Stockholder distributions	—	(8,879)
Net cash (used in) provided by financing activities	(1,267)	(667)

Effect of exchange rate fluctuations on cash	(424)	207

Net increase in cash	(623)	905
Cash at beginning of period	1,407	502
Cash at end of period	$784	$1,407

Supplemental disclosure of cash flow information:
Cash paid for interest	$28	$—
Cash paid for taxes	$—	$473

Noncash investing and financing activities:
Increase in debt due to accrued interest	$663	$768
Right-of-use assets obtained in exchange for operating lease liability	$—	$55

The accompanying notes are an integral part of these consolidated financial statements.

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

1. Organization

The Business

Zircon Corporation (“Zircon”), ZRCN Inc. (“ZRCN” or the “Company”) wholly owned subsidiary, was incorporated in California in 1977. The Company, through Zircon, is principally engaged in the design and manufacture of electronic-based consumer hardware and sells its products primarily to retail outlets located throughout the United States, Canada, Japan and Europe. The Company and Zircon operate from their headquarters located in Campbell, California and an affiliate entity of Zircon, Zircon de Mexico S.A. de C.V., located in Ensenada, Mexico. The operations of the Company and Zircon are supported also by an affiliated entity of Zircon, Zircon Corporation Limited, located in the United Kingdom.

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

2. Going Concern

As of March 31, 2026, the Company had $0.8 million in cash and working capital of $4.4 million. To date, ZRCN has been financed primarily through secured loans and a revolving line of credit. The Company’s line of credit expires on March 17, 2029 (Note 9). The line of credit is secured by the Company’s accounts receivable, inventory and fixed assets.

We do not believe our existing cash and cash equivalents along with borrowing capacity from our current lender will be sufficient to meet our anticipated cash needs over the next 12 months, which raises substantial doubt about the Company’s ability to continue as a going concern without any additional management actions. As of March 31, 2026, our additional borrowing capacity against the line of credit was $4.5 million. For the fiscal year ended March 31, 2026, the Company had incurred a net loss of $7.0 million, had an accumulated deficit of $11.4 million, and a net stockholders’ deficiency of $1.1 million. We are dependent on the line of credit and our financial covenants have only been waived through August 31, 2026. Management is actively pursuing options to improve liquidity, including negotiating waivers and/or amendments to our financial covenants, reducing discretionary spending and capital expenditures, negotiating cost reductions with our suppliers, continuing to improve inventory and evaluating potential capital raises. These plans should help the Company improve its liquidity position over the next fiscal year and enable the Company to continue as a going concern; however, while these plans are intended to mitigate the risk, there can be no assurance that they will be successful in eliminating the substantial doubt about the Company’s ability to continue as a going concern

3. Summary of Significant Accounting Policies

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

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

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

Under Accounting Standards Codification (“ASC”) Topic 810-10-25, Consolidation, Zircon de Mexico S.A. de C.V. (“ZDM”) and Zircon Corporation Limited (“Zircon UK”) have been determined to be variable interest entities with Zircon as the primary beneficiary. Therefore, the financial statements of ZDM and Zircon UK are consolidated with Zircon and the Company, and all significant intercompany transactions and balances have been eliminated. Neither ZRCN Inc. nor Zircon Corporation have an ownership position in either entity.

Non-controlling Interests

The Company follows ASC 810, which governs the accounting for and reporting of non-controlling interests (“NCIs”) in partially owned consolidated entities and the loss of control of those entities. Non-controlling interest positions, which represent 100% of the activity in the Company’s consolidated entities before intercompany transactions have been eliminated, are reported as a separate component of consolidated stockholders’ equity from the equity attributable to ZRCN’s stockholders for all years presented. 100% of Zircon de Mexico and 85% of Zircon UK are held by common shareholders. As of March 31, 2026, these same shareholders held collectively approximately 73% of ZRCN Inc. The net (loss) income attributed to the NCI’s is separately designated in the accompanying consolidated statements of operations and comprehensive loss.

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

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

The following table summarizes the carrying amount of the assets and liabilities of ZDM included in the Company’s consolidated balance sheets at March 31, 2026 and 2025 (after elimination of intercompany transactions and balances):

	March 31, 2026	March 31, 2025
ASSETS
Current assets:
Cash	$—	$34
Accounts receivable	$—	12
Prepaid expenses and other assets	$81	57
Total current assets	81	103

Property and equipment	$191	168
Total assets	$272	$271

LIABILITIES
Current liabilities:
Accounts payable	$207	$126
Accrued expenses	$81	60
Total current liabilities	$288	$186

The following table summarizes the carrying amount of the assets and liabilities of Zircon UK included in the Company’s consolidated balance sheets at March 31, 2026 and 2025 (after elimination of intercompany transactions and balances):

	March 31, 2026	March 31, 2025
ASSETS
Current assets:
Cash	$—	$—
Accounts receivable	5	—
Total current assets	$5	$—

LIABILITIES
Current liabilities:
Accounts payable	$32	$30
Total current liabilities	$32	$30

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

Cash

The carrying value of cash approximates fair value due to its short-term nature. From time to time, the Company may be in the position of a “book overdraft” in which outstanding checks exceed cash. The Company classifies book overdrafts in accounts payable within its consolidated balance sheets and classifies the change in accounts payable associated with book overdrafts as an operating activity within the consolidated statement of cash flows. As of March 31, 2026 and 2025, the book overdraft included within accounts payable was less than $0.1 million.

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

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

Accounts receivable is presented net of amounts invoiced for product shipments that remained in transit at period end under FOB destination shipping terms, for which the related performance obligation, and therefore the associated revenue and receivable, had not yet been satisfied as of the balance sheet date (see Revenue Recognition below).

Accounts receivable consisted of the following:

(In thousands)	March 31, 2026	March 31, 2025
Accounts receivable	$5,591	$6,155
Less provision for credit losses	(163)	(53)
Accounts receivable, net	$5,428	$6,102

Activity related to the Company’s provision for credit losses was as follows:

(In thousands)	March 31, 2026	March 31, 2025
Balance, beginning of period	$53	$14
Credit loss provision	110	195
Write-offs	—	(156)
Balance, end of period	$163	$53

Inventory, net

Inventories, which consist of raw materials, work in process, and finished goods, are stated at the lower of cost or net realizable value and are valued at standard cost which include materials, direct labor, and overhead. Overhead includes indirect labor and materials, depreciation and maintenance, and building rent and other facilities costs. Variances, which can include abnormal spoilage, idle capacity and abnormal labor efficiency, are recorded against standard cost are expensed as incurred. The Company states inventory cost utilizing the first-in, first-out (FIFO) method. The need for an allowance for inventory obsolescence is based on an evaluation of slow-moving or potentially obsolete inventory. For the years ended March 31, 2026 and 2025, the Company recognized $0.2 million and $0.6 million, respectively, of inventory write-downs on products with reduced sales or which are considered obsolete.

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

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

Intangible Assets, Net

Included in intangible assets are external amounts paid to vendors as well as consulting and legal fees for purchased patents and the cost of the exclusivity rights and licenses secured by the Company for certain technology. The intangible assets are recorded at cost on the balance sheet and adjusted for amortization, abandonments, and impairments (see Note 7). Acquired identifiable intangible assets are valued at the acquisition date primarily by using a discounted cash flow method. Amortization is computed using the straight-line method over their estimated useful lives of 5 to 20 years. Amortization for filed patents not yet issued will begin upon the date of issuance. The Company evaluates intangible assets for impairment and writes off assets that are not used in any products. During the years ended March 31, 2026 and 2025, there were no impairment expenses for intangible assets.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or circumstances exist that indicate the carrying amount of an asset or asset group may not be recoverable. The recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset or asset group to the future undiscounted cash flows expected to be generated by that asset group. If the asset or asset group is considered to be impaired, an impairment loss is recorded to adjust the carrying amounts to the estimated fair value. The excess of the carrying value of the reporting unit over the estimated fair value is first allocated to the intangibles and then to goodwill. Fair value is determined using the income approach. During the years ended March 31, 2026 and 2025, there has been no impairment of long-lived assets.

Revenue Recognition

The Company’s revenues result from the sale of products and reflect the consideration to which the Company expects to be entitled. The Company records revenue based on a five-step model in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). For its contracts with customers, the Company identifies the performance obligations (goods or services), determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) the performance obligation is transferred to the customer. A good or service is transferred when (or as) the customer obtains control of that good or service. The Company satisfies its performance obligation and recognizes revenue at the time the customer obtains the rights to the product, which is generally when goods are shipped. As a result, the majority of the Company’s revenue is recognized at a point in time, at shipment. For product sales shipped under FOB destination shipping terms, control of the product transfers to the customer upon delivery of the product to the customer’s specified location. Accordingly, revenue for these arrangements is recognized upon delivery.

During the year, the Company refined its application of this policy for certain FOB destination product shipments to better align the timing of revenue recognition with the transfer of control. For shipments in transit at period end under FOB destination terms, the Company has concluded that revenue should not be recognized, and the related amounts should not be recorded as accounts receivable, until delivery of the product to the customer’s specified location. Because the Company has not received, and does not have an unconditional right to receive, consideration in advance of satisfying its performance obligation for these shipments, no contract liability is recognized for such shipments; instead, the amounts invoiced for shipments in transit at period end are presented as a reduction of accounts receivable until control of the product transfers to the customer upon delivery. This refinement did not represent a change in the Company’s revenue recognition accounting policy, but rather a clarification of the application of ASC 606 to specific circumstances. The impact of this refinement was not material to any prior period financial statements and was consistent with prior year adjustment.

Provisions for customer volume rebates, product returns, discounts and allowances are variable consideration and are recorded as a reduction of revenue in the same period the related sales are recorded. Such provisions are calculated using historical averages adjusted for any expected changes due to current business conditions. Consideration given to customers for cooperative advertising is recognized as a reduction of revenue except to the extent that there is a distinct good or service and evidence of the fair value of the advertising, in which case the expense is classified as marketing and selling expense. Advertising expenses included within marketing and selling expenses were $0.1 million for both the years ended March 31, 2026 and 2025. Sales tax for the sale of products is applied to the invoice and recorded as an accrued liability.

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

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

Share Based Compensation

The Company expenses share based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. The Company accounts for forfeitures as they occur. Share-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. For awards with performance conditions, compensation cost is recognized over the requisite service period based on the actual or expected achievement of the performance condition. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of share-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company estimates the fair value of restricted stock award grants on the date of issuance. All share-based compensation costs are recorded within the applicable operating expense category in the condensed consolidated statements of operations and comprehensive loss based upon the underlying individual’s role at the Company. Share based awards that do not meet the criteria for equity classification are recorded as liabilities and adjusted to fair value at the end of each reporting period.

Comprehensive Loss

Comprehensive loss of all periods presented is comprised primarily of net (loss) income and foreign currency translation adjustments.

Segment Reporting

The Company determines its reporting units in accordance with FASB ASC 280, Segment Reporting (“ASC 280”). The Company evaluates a reporting segment by first identifying its operating segments under ASC 280. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) to allocate resources and assess performance. The Company defines its CODM to be its president and Chief Executive Officer. The Company then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated. The Company has one operating segment and therefore one reporting segment.

The CODM reviews the financial information presented on a consolidated basis (Zircon Corporation and the two VIEs) for purposes of making operating decisions, allocating resources, and evaluating the Company’s financial performance. The CODM utilizes financial metrics that are reported in the statement of operations: consolidated revenue, cost of goods sold (“COGS”) and the associated gross profit, operating expense, and income (loss) from operations, as the financial measures for making decisions. Categories within operating expense are: research and development (“R&D”), Marketing and selling and general and administrative (“G&A”). This enables the CODM to assess the overall level of available resources and determine how best to deploy these resources across projects in line with the long-term company-wide strategic goals. Management reviews its business as one consolidated segment and utilizes financial information as presented in the consolidated financial statements. The measure of segment assets is reported in the accompanying consolidated balance sheets as “Total assets.” There is no change in the Company’s operating or reporting segments for the fiscal year ended March 31, 2026.

Concentration of Business and Credit Risk

As of March 31, 2026, the Company maintained deposits in a single bank that exceeded the federal insured deposit limit of the Federal Deposit Insurance Corporation (FDIC).

During the years ended March 31, 2026 and 2025, respectively, the Company generated approximately 68% and 64% of its total revenue from three customers.

As of March 31, 2026 and March 31, 2025, respectively, 80% and 64% of its total accounts receivable were from three customers.

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

Fair Value of Financial Instruments

In accordance with FASB ASC 820 Fair Value Measurements and Disclosures, the Company uses a three-level hierarchy for fair value measurements of certain assets and liabilities for financial reporting purposes that distinguishes between market participant assumptions developed from market data obtained from outside sources (observable inputs) and our own assumptions about market participant assumptions developed from the best information available to us in the circumstances (unobservable inputs). The fair value hierarchy is divided into three levels based on the source of inputs as follows:

●	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;
●	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active; and
●	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

		Carrying
Financial Instrument	Value	Fair value	Level 1	Level 2	Level 3
(in thousands)

Shareholder note payable Line of credit	$667	$595		$7,969	$595

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company believes the carrying amounts of its cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, and other current liabilities approximated their fair values as of March 31, 2026 and March 31, 2025 due to their short-term nature. All carrying amounts of other applicable assets and liabilities on the Company’s balance sheet approximate fair value.

The carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value on a recurring basis as of March 31, 2026, are as follows:

●	Shareholder Note Payable: The Company holds a 5.5% fixed rate note payable to a shareholder with a remaining time to maturity of 1.75 years. The fair value of this note is estimated to be $595,000 using a discounted cash flow technique based on an estimated market discount rate of 12.5% for debt instruments with similar credit risk and remaining terms (Level 3).
●	Line of Credit: The carrying amount of the variable-rate line of credit approximates its fair value because the interest rate resets frequently with market indices and reflects current market borrowing terms (Level 2).

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

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

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

	March 31, 2026	March 31, 2025
Stock options	3,176,500	3,216,500
Warrants	217,184	217,184

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

The Company determines if an arrangement is a lease at inception and classifies its leases at commencement. Operating leases are presented as right-of-use (“ROU”) assets and the corresponding lease liabilities are included in operating lease liabilities, current and operating lease liabilities on the Company’s consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset, and lease liabilities represent the Company’s obligation for lease payments in exchange for the ability to use the asset for the duration of the lease term. The Company does not recognize short-term leases that have a term of twelve months or less as ROU assets or lease liabilities.

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

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of stockholders’ equity at the time of issuance. There are 217,184 warrants outstanding as of March 31, 2026. 215,409 of these warrants were issued as part of the Harmony merger, were classified as equity warrants, and the value was recorded in stockholders’ equity. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be liability classified and recorded at their initial fair value on the date of issuance and remeasured at fair value and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The remaining 1,775 warrants are classified as liability warrants. As of March 31, 2026, the value of these warrants is $ nil. The fair value of the liability warrants was estimated using a Black Scholes valuation approach with assumptions relevant on the date of issuance. (see note 13).

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

Accounting Standards Adopted

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). This standard introduces a practical expedient that companies can choose to apply when determining allowances for credit losses. Specifically, it permits companies to assume that the current conditions as of the balance sheet date remain unchanged throughout the remaining life of the assets. This standard is effective for the Company for annual reporting periods beginning after December 15, 2025, and requires prospective application. The Company did not early adopt the new standard. The new standard has been applied prospectively. The Company adopted ASU 2025-05 on December 15, 2025.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), the intent of which is to improve financial reporting and respond to investor input by requiring public business entities to disclose additional information about certain expenses in the notes to financial statements in interim and annual reporting periods. Among other provisions, the new standard requires disclosure of disaggregated amounts for expenses such as employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement. Public business entities are required to include certain amounts that are already required to be disclosed under GAAP in the same disclosure as the other disaggregation requirements as well as a qualitative description of any amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The new standard also requires disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. An entity is not precluded from providing additional voluntary disclosures that may provide investors with additional decision-useful information. In January 2025, the FASB issued ASU Update 2025-01, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40).” The Board issued this Update to clarify the effective date of Accounting Standards Update 2024-03 to be effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The amendments in the new standard should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. Management does not expect this guidance to have a material impact to its audited consolidated financial statements or related disclosures.

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

In November 2025, the FASB issued ASU 2025-08 - Financial Instruments - Credit Losses (“ASU 2025-08”). This standard issues final guidance requiring entities to apply the gross-up approach in ASC 326 to all “purchased seasoned loans.” Purchased seasoned loans are loans (excluding purchased financial assets with credit deterioration, credit card receivables, debt securities and trade receivables) that are (1) acquired in a business combination or (2) obtained through a transfer that is not a business combination or initially recognized through the consolidation of a variable interest entity, if certain seasoning criteria are met. A loan is considered seasoned if it is obtained more than 90 days after its origination date and the transferee was not involved in the origination. This standard is effective for the Company for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Entities are required to apply the guidance prospectively. Early adoption is permitted. The Company is currently evaluating the disclosure impact of ASU 2025-08, however, does not expect it to have a material impact on its audited consolidated financial statements.

In November 2025, the FASB issued ASU 2025-09 - Derivatives and Hedging (“ASU 2025-09”). This standard amends certain aspects of its hedge accounting guidance to better reflect an entity’s risk management activities in the financial statements. The guidance expands the hedged risks permitted to be aggregated in a group of individual forecasted transactions and increases the variable price components eligible to be designated as the hedged risk in the forecasted purchase or sale of nonfinancial assets. It also eliminates the requirement to apply the net written option test when certain compound derivatives are used in interest rate hedges. In addition, the guidance simplifies the application of hedge accounting for entities hedging forecasted interest payments on choose-your-rate debt instruments and addresses application issues related to “dual hedges,” where a foreign-currency denominated debt instrument is designated as a hedging instrument and a hedged item. This standard is effective for the Company for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the disclosure impact that ASU 2025-09 may have on its audited consolidated financial statement presentation and disclosures.

In December 2025, the FASB issued ASU 2025-10 - Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”). This standard issues final guidance on the recognition, measurement and presentation of a government grant received by a business entity to reduce diversity in practice. The Board leveraged the guidance in IAS 20 on accounting for government grants, with certain targeted improvements, to develop the ASU. This standard is effective for the Company for fiscal years beginning after December 15, 2028 and interim periods within those fiscal years. Entities may apply the guidance using a modified prospective, modified retrospective or retrospective approach. Early adoption is permitted. The Company is currently evaluating the disclosure impact that ASU 2025-10 may have on its audited consolidated financial statement presentation and disclosures.

In December 2025, the FASB issued ASU 2025-11 - Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). This standard issues final guidance clarifying the current interim disclosure requirements and the applicability of ASC 270. The guidance creates a comprehensive list of interim disclosures required under US GAAP and incorporates a disclosure principle that requires disclosures at interim periods when an event or change that has a material effect on an entity has occurred since the previous year end. This standard is effective for the Company for interim reporting periods within annual reporting periods beginning after December 15, 2027. The ASU may be applied prospectively or retrospectively by all entities that provide interim financial statements and notes in accordance with US GAAP. The Company is currently evaluating the disclosure impact that ASU 2025-11 may have on its audited consolidated financial statement presentation and disclosures.

In December 2025, the FASB issued ASU 2025-12 - Codification Improvements (“ASU 2025-12”). This standard issues final guidance to clarify, correct errors in or make other improvements to a variety of topics in the Codification that are intended to make it easier to understand and apply. The amendments apply to all reporting entities in the scope of the affected accounting guidance. The amendments, among other things, clarify the guidance in ASC 260 on how to calculate diluted earnings per share when an entity has a loss from continuing operations and a contract that may be settled in stock or cash that is reported as an asset or liability for accounting purposes. This standard is effective for the Company for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the disclosure impact that ASU 2025-12 may have on its unaudited condensed consolidated financial statement presentation and disclosures, however, does not expect it to have a material impact on its audited consolidated financial statements.

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

In April 2026, the FASB issued ASU 2026-01 - Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock (“ASU 2026-01”). This standard introduces a single, standardized approach for the initial measurement of paid-in-kind (PIK) dividends on equity-classified preferred stock. This update addresses long-standing diversity in practice and improves comparability across entities. The new guidance mandates measurement based on the stated PIK dividend rate in the preferred stock agreement for in-scope arrangements. This approach aligns accounting with the underlying economics, reflects prevailing market practice, and enhances operability. Certain arrangements, including those involving fixed monetary amounts settled in variable shares, remain outside the scope. The amendments are effective for reporting periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the disclosure impact that ASU 2026-01 may have on its unaudited condensed consolidated financial statement presentation and disclosures, however, does not expect it to have a material impact on its audited consolidated financial statements.

In May 2026, the FASB issued ASU 2026-02 - Environmental Credits and Environmental Credit Obligations (Topic 818) (“ASU 2026-02”). This standard improves the financial accounting for and disclosure of activities related to environmental credits and environmental credit obligations. This update provides recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. This standard is effective for the Company for annual reporting periods (and interim periods within those annual periods) beginning after Dec. 15, 2027, with early adoption permitted. The Company is currently evaluating the disclosure impact that ASU 2026-02 may have on its unaudited condensed consolidated financial statement presentation and disclosures, however, does not expect it to have a material impact on its audited consolidated financial statements.

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

4. Revenue

Disaggregation of Revenue from Contracts with Customers

Revenue disaggregated by major product line for the years ended March 31, 2026 and 2025, respectively, were as follows:

	For the Year Ended March 31,
(In thousands)	2026	2025
Revenue generated per major product line
Stud sensor edge	$16,921	$15,910
Multifunctional scanners	3,443	3,502
Stud sensor center	4,756	5,748
Target control products	593	1,571
Other	1,176	1,344
Total Revenue	$26,889	$28,075

Revenue disaggregated according to the geographical location of customers for the years ended March 31, 2026 and 2025, respectively, were as follows:

	For the Year Ended March 31,
(In thousands)	2026	2025
Revenue by geographic location of customers
United States	$23,105	$24,617
Canada	2,008	1,762
Japan	1,120	1,138
Europe	373	477
Others	283	81
Total Revenue	$26,889	$28,075

5. Inventory

Inventory consisted of the following:

(In thousands)	March 31, 2026	March 31, 2025
Finished goods, net	$5,388	$6,948
Raw materials, net	3,917	4,233
Work in process, net	990	1,275
	$10,295	$12,456

Allowance for slow moving and obsolete inventory was estimated at $1.3 million and $1.1 million as of March 31, 2026 and March 31, 2025, respectively and was due to an increase in slow moving and additional product considered to be obsolete. Total material scrapped during fiscal 2026 and fiscal 2025 was approximately $162,000 and $296,000, respectively. Net inventory by category is calculated by allocating the total inventory allowance by the gross amounts in each category. A summary of inventory allowances as of March 31, 2026 and March 31, 2025, is as follows:

	Inventory Allowances
In thousands	March 31,2026	March 31,2025
Beginning Balance	$1,054	$445
Additions	397	884
Scrap	(151)	(275)
Total	$1,300	$1,054

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

6. Property and Equipment

Property and equipment consisted of the following:

(In thousands)	March 31, 2026	March 31, 2025
Manufacturing equipment	$9,890	$9,806
Computer equipment	2,901	2,824
Leasehold improvements	1,205	1,155
Furniture and office equipment	946	908
Vehicles	274	272
	15,216	14,965
Construction in progress	654	363
	15,870	15,328
Less accumulated depreciation and amortization	(14,287)	(13,734)
	$1,583	$1,594

For the years ended March 31, 2026 and 2025, depreciation and amortization expense was $0.7 million and $1.0 million, respectively.

Construction in progress consists of assets and technologies under development. The Company starts depreciation once the assets are completed and placed in service.

7. Intangible Assets

The Company’s intangible assets consisted of the following:

(In thousands)	March 31, 2026			March 31, 2025
Finite-lived intangible assets (1):	Intangibles, Gross	Accumulated Amortization	Intangibles, Net	Intangibles, Gross	Accumulated Amortization	Intangibles, Net
Patents issued and pending	$2,449	$(1,787)	$662	$2,335	$(1,708)	$627
Exclusivity rights and licenses	168	(123)	45	168	(111)	57
Total finite-lived intangible assets	$2,617	$(1,910)	$707	$2,503	$(1,819)	$684

Finite-lived intangible assets (1):	March 31, 2026 Weighted Average Life
Patents issued and pending	12.0
Exclusivity rights and licenses	4.3

(1)	Finite-lived intangible assets have estimated useful lives of five to twenty years and are being amortized to operating expenses on a straight-line basis.

For the years ended March 31, 2026 and 2025, amortization expense was approximately $0.1 million and $0.1 million, respectively.

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

Expected future amortization expense of acquired finite-lived intangible assets as of March 31, 2026, is as follows:

For the Years Ending March 31, (In thousands)	Amount
	$
2027		130
2028		125
2029		100
2030		95
2031		95
Thereafter		162
		$707

8. Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2026 and 2025, respectively:

(In thousands)	March 31, 2026	March 31, 2025
Rebates	$583	$278
Accrued taxes	81	129
Sales expense	144	267
Payroll and related	331	303
Advertising allowance	131	87
Vacation	391	359
Professional services	712	297
Interest	49	—
	$2,422	$1,720

9. Debt

Line of Credit

On May 31, 2024, the Company entered into a Revolving Credit, Security, and Guaranty Agreement (the “Credit Agreement”) with FGI Worldwide LLC, as Agent for the lender (“FGI”). The Credit Agreement provides for a $15.0 million senior secured revolving credit facility (the “Credit Facility”) available to be used by the Company, Zircon and its Affiliates for replacement and discharge of the Company’s prior line of credit balance of $8.8 million and matures on May 31, 2027. The Company, Zircon and the Affiliates are guarantors of all the obligations under the Credit Agreement and the Company’s four principal shareholders are limited guarantors thereof.

From July 2025 until March 17, 2026, the Company and FGI entered into multiple forbearance agreements and amendments to the Credit Agreement, which temporarily waived existing covenant defaults and imposed additional operational and reporting requirements while the Company pursued strategic and financing alternatives. As of March 31, 2025, due to being in default of the loan covenants, the Company classified the line of credit as a current liability. As of March 31, 2026, borrowings under the Company’s new revolving credit facility are classified as long-term debt because the facility does not mature until March 17, 2029, and no events of default existed that would require repayment within one year of the balance sheet date. On March 17, 2026, the Company repaid in full and extinguished its revolving credit facility with FGI Worldwide, LLC using proceeds from a new senior secured revolving credit facility. Upon repayment, the FGI Credit Agreement was terminated and the Company was released from all remaining obligations.

As a result of the extinguishment, the Company recognized a loss on extinguishment of debt of approximately $0.4M, which primarily consisted of an early termination fee of $0.2 million and the write-off of unamortized deferred financing costs and additional legal fees of $0.2 million.

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

The Loan Agreement matures on March 17, 2029 (the “Maturity Date”), subject to the right of the Debtor to request to extend the Maturity Date for up to an additional one (1) year period. Prior to the Maturity Date or an Event of Default, the interest rate shall be the lesser of (a) the Maximum Rate (as defined in the Loan Agreement), and (b) the 3-month term SOFR (as defined in the Loan Agreement) plus 8.75%. Accrued and unpaid interest on the outstanding principal balance of Credit Facility shall be due and payable monthly commencing on April 14, 2026 and continuing on the tenth (10th) Business Day of each month thereafter and on the Maturity Date. Long-term debt as of March 31, 2026, is as follows:

	Year ended	Year ended	Year ended
Maturity date	March 31, 2027	March 31, 2028	March 31, 2029
(In thousands)
Line of credit	$—	$—	$7,969
Shareholder notes	—	667	—
Total long-term debt	$—	$667	$7,969

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

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

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

The Company recognized deferred financing costs of approximately $0.8 million for bank fees which will be amortized over three years and recorded as interest expense. For the years ended March 31, 2026 and 2025, the Company recognized $0.1 million, respectively, as interest expense for the amortization of deferred financing costs. For the years ended March 31, 2026 and 2025, interest expense on the line of credit totaled $0.7 million and $0.8 million, respectively. As of March 31, 2026, we had approximately $4.5 million of availability under our line of credit.

Subsequent to March 31, 2026, the Lender notified the Company that the Company had not delivered its audited financial statements and related compliance certificate for the fiscal year ended March 31, 2026 within the 90-day period required under the Loan Agreement, which constituted a default. The Lender waived this default on a one-time basis and required delivery of such audited financial statements and compliance certificate on or before October 15, 2026. See Note 16, Subsequent Events.

Notes payable to Stauss Family Administrative Trust

The Company has notes payable to the Stauss Family Administrative Trust to repay loans made to the Company. As of March 31, 2026, principal balance of $0.7 million is due and payable in December 2027. Interest accrued at 5.5% per annum is paid quarterly and included in accrued expenses. The note is subordinated to the Credit Agreement and no payment is to be made on the note without prior approval from the lender.

For the years ended March 31, 2026 and 2025, the interest expense on the notes payable to the Stauss Family Administrative Trust totaled $37,000 and $37,000, respectively.

10. Profit Sharing and 401(k) Plan

The Company has a defined contribution profit-sharing plan for all eligible employees. Contributions to the profit-sharing plan are determined annually by the Board of Directors. There were no profit-sharing contributions made during the years ended March 31, 2026 and 2025.

All eligible employees are also allowed to participate in the Company’s 401(k) plan. The Company’s contributions to the plan are based on a specified percentage of each participant’s eligible contribution, decided annually by the Board of Directors, as defined in the plan document. For the years ended March 31, 2026 and 2025, the Company made contributions to the 401(k) plan of less than $0.1 million, respectively.

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

11. Equity

On February 28, 2024, the Company adopted a 2024 Equity Incentive Plan (the “Equity Plan”). The Plan provides for granting of stock options (“Options”), restricted stock units (“RSUs”), and other equity-based awards tied to the value of shares of common stock to key personnel, including directors, officers, employees, consultants, and advisors of the Company and its subsidiaries. The Plan provides for the grant of options (which may include “incentive stock options” (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”)), stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), and other stock-based awards. As of March 31, 2026, 40,000,000 shares are authorized for issuance and 36,823,500 shares remain available for issuance under the Equity Plan. The number of shares of Common Stock available for grant and issuance under this Plan will be automatically increased on the first day of each calendar year beginning with the first January 1 following the effective date and ending with the last January 1 during the initial ten-year term of the Equity Plan, equal to the lesser of (A) five percent (5%) of the shares of Common Stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (B) such lesser number of shares of Common Stock as determined by the Board.

The following table summarizes the Company’s employee and non-employee Option activity under the Equity Plan for the following periods:

	Number of shares	Weighted average exercise price	Weighted average remaining term (years)	Aggregate intrinsic value (in thousands)
Outstanding as of March 31, 2024	—	—	—	—
Options granted	3,236,500	0.86	—	—
Forfeited	20,000	0.75	—	—
Outstanding as of March 31, 2025	3,216,500	0.79	3.44	—
Options granted	—	—	—	—
Forfeited	40,000	0.75	—	—
Outstanding as of March 31, 2026	3,176,500	0.79	2.42	—
Exercisable as of March 31, 2026	1,573,600	0.73	2.68	—

During the year ended March 31, 2025, the Company issued 3,236,500 common stock options, with an aggregate grant date fair value of $0.9 million, as determined utilizing the Black-Scholes model, to employees and a non-employee member of the Board of Directors. The 48,000 stock options awarded to the member of the Board of Directors for continual service vested on August 14, 2025. The remaining 3,188,500 stock options awarded to employees generally vest annually over five years from their respective grant dates. During the years ended March 31, 2026 and 2025, 40,000 and 20,000 stock options, respectively, were forfeited and became available for future grant under the Equity Plan. As of March 31, 2026, 3,176,500 stock options were outstanding, of which 1,573,600 were exercisable. No stock options had been exercised as of March 31, 2026.

During the year ended March 31, 2026 and March 31, 2025, the Company recognized $0.2 million and $0.1 million, respectively, in stock-based compensation recorded within the applicable operating expense category based upon the underlying individual’s role at the Company, in the accompanying statements of operations and comprehensive income (loss). As of March 31, 2026, there was $0.6 million of unrecognized stock-based compensation expense related to unvested stock options over a weighted average term of 2.4 years.

The assumptions used to calculate the fair value of the options are summarized as follows:

March 31, 2026
Volatility	36% - 75%
Risk-free rate	3.5% - 4.6%
Expected life (in years)	3 - 5
Stock price	$0.75 - 0.88
Exercise price	$0.75 - 0.88

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

During the year ended March 31, 2026, the Company issued common shares to a consultant and former employee, with each issuance valued at less than $0.1 million at the following dates:

●	On April 15, 2025, the Company issued 24,999 common shares with a value of approximately $4,000;
●	On May 1, 2025, the Company issued an additional 2,000 common shares with a value of approximately $300;
●	On July 7, 2025, August 5, 2025 and September 3, 2025, the Company issued an additional 500 common shares, respectively, for a total of 1,500 common shares with a value of approximately $250;
●	On July 15, 2025, the Company issued an additional 24,999 common shares with a value of approximately $4,000;
●	On October 3, 2025 and November 3, 2025, the Company issued an additional 500 common shares, respectively, for a total of 1,000 common shares with a value of approximately $200;

As these common shares were fully vested upon the date of grant, the grant date fair value was expensed in the respective period of the grant date.

12. Warrants

As of March 31, 2026 and March 31, 2025, the Company had 217,184 warrants outstanding with a weighted-average exercise price of $0.20 and remaining term of 7.2 years and 8.2 years, respectively. There were no changes in warrants outstanding during the period.

215,409 of these warrants were issued to service providers and are classified as equity warrants and were recorded in shareholders’ equity at the time of the Harmony merger. The remaining 1,775 warrants are classified as liability warrants and have a FV of $ nil. The expiration date of the equity warrants is April 14, 2034. The expiration date of the liability warrants is February 5, 2031.

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

13. Commitments and Contingencies

Legal Proceedings

As of March 31, 2026, no material contingencies exist. In October 2025, the Company settled outstanding litigation with Stanley Black and Decker for $0.8 million which was recorded as other income in the Statement of Operations

Leases

The Company’s corporate headquarters in Campbell, California are leased from the trust of one of the former shareholders of the Company for approximately $19,000 per month under a lease expiring in December 2027. The lease requires the Company to pay utilities, maintenance and real estate taxes. Rent expense was approximately $0.2 million and $0.2 million for the years ended March 31, 2026 and 2025, respectively. The trust is considered a related party to both Zircon and ZRCN (Note 14).

The Company leases office equipment through a lease that expires in June 2026 and requires monthly lease payments of less than $0.1 million for a period of five years. The total lease expense for the years ended March 31, 2026 and 2025, amounted to less than $0.1 million in each respective period.

The Company had leased a vehicle that expired on July 2024 and required monthly lease payments of less than $0.1 million for a period of three years. In July of 2024 the Company leased a new vehicle under the same terms, which expires in June 2027 with required monthly lease payments of less than $0.1 million for a period of three years. The total lease expense for the years ended March 31, 2026 and 2025 amounted to less than $0.1 million in each respective period.

The components of lease expense, which include short-term and variable lease expense and are included in selling, general and administrative expense, are as follows:

(In thousands)	March 31, 2026	March 31, 2025
Operating lease expense	$230	$287
Total lease cost	$230	$287

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

The following table provides the weighted average lease term and weighted average discount rate as of March 31, 2026 and 2025, respectively:

	March 31, 2026	March 31, 2025
Weighted average remaining lease term (in years)	2.1	3.1
Weighted average discount rate	7.0%	7.0%

Future minimum lease payment under non-cancellable lease as of March 31, 2026 are as follows:

Maturities of lease liabilities (In thousands)	Operating Leases
Year ending March 31,
2027	$239
2028	174

Total Minimum Lease Payments	413
Less effects of discounting	(42)
Present value of future minimum lease liabilities	371
Less current portion of operating lease liability	(219)
Operating lease liability, net of current portion	$152

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

Tariffs

The U.S. Court of International Trade (CIT) on March 4, 2026, issued an order that tariffs collected as part of the International Emergency Economic Powers Act (IEEPA) were unlawful and should be refunded. The Company working with its customs broker determined that it may be eligible to receive refunds of some or all of the IEEPA tariffs already paid. However, no accounting gain was accrued during fiscal 2026 as, under ASC 450-30-Gain Contingencies, no recognition of any gain related to tariff refunds can be recorded until the proceeds have been received. As of March 31, 2026, no tariff refunds have been received.

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

Purchase Commitments

As of March 31, 2026, the Company had purchase commitments outstanding on its purchase orders of approximately $1.4 million for products and services to be received within the next 12 months. The Company has no commitments outstanding under “take or pay” agreements.

Product Warranties

The Company warrants to the original purchaser (or original user by gift) that its products will be free from defects in materials and workmanship for its useful life (not to exceed twenty years from date of purchase). Typically, the Company sends the purchaser a replacement product if the original purchase is returned under warranty. To date, returns have been minimal and no liability has been recorded on the Company’s balance sheet.

Product Liability

The Company manufactures and sells products containing embedded and non-embedded batteries. Global regulations, including those for certain individual states within the United States. are undergoing structural changes focused on circular economy mandates, consumer right-to-repair, and strict digital traceability. In California, if an electronic hand tool features an internal, non-removable battery, it falls under the Covered Battery Embedded Products Law. This law requires collection of fees by retailers and certain additional labelling on the product’s packaging. Certain of the Company’s products are covered by this regulation and may be subject to additional regulations in California and other jurisdictions in the future. During the year ended March 31, 2026, sales of these products by the Company totaled less than $10,000. However, if sales of these products increase in the future, such regulations in California and in other states and across the globe could have a negative impact on the company’s financial performance through increased fees and increased compliance costs to meet any new regulations. Such compliance costs could have a material impact on the Company’s financial performance as well.

Guarantees under the Credit Agreement

Under the Limited Recourse Collateral Pledge Agreement (“Pledge Agreement”) between the Company and the Lender, certain of the Company’s shareholders have pledged their shares in the Company and its two affiliates to the Lender in the event of a default. In the event of a default, the Company will have the ability to remedy the default; however, if the default continues and is not remedied, the Lender will be able to exercise its rights and remedies under the Pledge Agreement.

14. Related Party Transactions

Zircon is a member of a controlled group of companies and has revenue and cost-sharing activities with other members of the controlled group. Results of operations and financial condition may not represent amounts that would have been reported if Zircon operated as an unaffiliated entity.

Zircon has an exclusive manufacturing and technical assistance agreement with Zircon de Mexico S.A. de C.V. (the “Contractor”), an entity which is owned by certain shareholders of Zircon. Under the terms of the agreement, Zircon provides materials, technical assistance, and expertise to the Contractor, and the Contractor assembles certain of Zircon’s products. For fiscal 2026 and 2025, Zircon incurred expenses from the Contractor of $1.3 million and $1.3 million, respectively and had a net payable balance with the Contractor of $1.6 million and $1.1 million, respectively.

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

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

The Company has notes payable to the Stauss Family Administrative Trust to repay loans made to the Company. As of March 31, 2026, principal balance of $0.7 million is due and payable in December 2027. Interest accrued at 5.5% per annum is paid quarterly and included in accrued expenses. The note is subordinated to the line of credit note payable to the bank and no payment is to be made on the note without prior approval from the Company’s lender. For the years ended March 31, 2026 and 2025, the interest expense on notes payable to the Stauss Family Administrative Trust totaled less than $0.1 million, respectively.

15. Income Taxes

The Company’s provision for income taxes consists of federal, state, and international income taxes, which differ from amounts computed by applying the U.S. federal statutory rate to pre-tax income (loss) primarily due to changes in the valuation allowance against the Company’s deferred tax assets, state taxes, and other permanent differences. For the year ended March 31, 2026, the Company recorded a total income tax benefit of $0.1M on a pre-tax book loss of approximately $7.2M, an effective tax rate of approximately 1.8%. For the year ended March 31, 2025, the Company recorded a total income tax expense of $0.6M on a pre-tax book loss of approximately $2.3M, an effective tax rate of approximately (24.7)%; in both years the effective rate differed from the 21% federal statutory rate primarily because of the valuation allowance.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, permitting taxpayers to deduct domestic research and experimentation expenditures in the year incurred rather than capitalizing and amortizing them, and allowing amended prior-year returns to accelerate this deduction. Under this provision, the Company amended prior-year federal returns during the quarter ended September 30, 2025 and expects a federal cash refund of approximately $0.2M, which is reflected as a current federal tax benefit for the year ended March 31, 2026. The related $0.4M reduction in the Company’s gross deferred tax assets did not affect net deferred tax assets or income tax expense, as these deferred tax assets were already fully offset by a valuation allowance.

The components of income tax expense (benefit) consist of the following:

	For the Years Ended March 31,
(In thousands)	2026	2025
Current:
Federal	$(215)	$(32)
State	2	25
International	84	81
Total current expense	(129)	74
Deferred:
Federal	—	443
State	—	56
Total deferred (benefit) expense	—	499
Income tax (benefit) expense	$(129)	$573

A reconciliation of income tax expense (benefit) computed at the U.S. federal statutory income tax rate to the Company’s actual income tax expense (benefit), in dollars and as a percentage of pre-tax income (loss), is as follows:

	Year Ended March 31, 2026		Year Ended March 31, 2025
(in thousands, except percentages)	$	%	$	%
Income (loss) before income taxes	$(7,178)		$(2,317)
Tax (benefit) expense at U.S. statutory rate	$(1,507)	21.0%	$(487)	21.0%
Effect of:
State and local income tax, net of federal benefit	2	0.0%	125	(5.4)%
Foreign tax effects (Mexico)	84	(1.2)%	81	(3.5)%
Effect of enacted tax law changes (OBBBA R&E election)	(215)	3.0%	—	—%
Change in valuation allowance	1,507	(21.0)%	1,053	(45.4)%
Other, net	—	—%	(199)	8.6%
Total income tax (benefit) expense	$(129)	1.8%	$573	(24.7)%

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

The Company’s effective tax rate differs from the U.S. federal statutory rate in both years primarily because the Company maintains a full valuation allowance against its deferred tax assets, which offsets substantially all of the statutory tax benefit generated by its pre-tax losses. In the year ended March 31, 2026, the effective rate was also affected by a discrete federal tax benefit from the Company’s election under the One Big Beautiful Bill Act to currently deduct research and experimentation expenditures (see above) and by foreign taxes on the Company’s Mexico operations, for which no U.S. tax benefit is currently recognized.

Deferred Taxes and Valuation Allowance

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows:

(In thousands)	As of March 31, 2026	As of March 31, 2025
Deferred tax assets:
Accrued vacation	$77	$89
Inventory reserve	87	288
Capitalized research and development	—	787
Interest expense limitation	155	148
Lease liability	78	160
Net operating loss carryforward	—	104
Research and development tax credit	66	38
Other	34	21
Total gross deferred tax assets	497	1,635
Less: Valuation allowance	(103)	(1,345)
Total deferred tax assets	394	290

Deferred tax liabilities
ROU Asset	(73)	(153)
State taxes	(145)	—
Fixed assets	(176)	(137)
Total deferred tax liabilities	(394)	(290)

Net deferred tax asset	$—	$—

The Company’s federal net operating loss carryforward generated in the current year, and the related valuation allowance, are excluded from the table above and are instead reflected net within unrecognized tax benefits (see Unrecognized Tax Benefits below), as realization of that carryforward is uncertain pending a formal Section 382 study.

Management has concluded that it is not more likely than not that the Company’s deferred tax assets will be realized, based on a history of cumulative losses and the absence of objectively verifiable evidence of future taxable income. Accordingly, the Company has maintained a full valuation allowance against its net deferred tax assets, and net deferred tax assets were $0 as of both March 31, 2026 and March 31, 2025. The valuation allowance was approximately $0.1M and $1.3M as of March 31, 2026 and March 31, 2025, respectively.

Net Operating Loss and Tax Credit Carryforwards

The Company had the following carryforwards available to offset future taxable income as of the dates indicated:

●	Federal net operating loss carryforwards of approximately $7.8M and $2.3M as of March 31, 2026 and March 31, 2025, respectively, which do not expire under the Tax Cuts and Jobs Act but remain subject to limitation under Section 382 of the Internal Revenue Code;

●	California net operating loss carryforwards of approximately $6.1M and $1.5M as of March 31, 2026 and March 31, 2025, respectively, which begin to expire after March 31, 2045;

●	Federal research and development tax credit carryforwards of approximately $0.06M and $0.04M as of March 31, 2026 and March 31, 2025, respectively, which begin to expire after March 31, 2045; and

●	Federal Section 163(j) business interest expense carryforwards of approximately $0.7M as of both March 31, 2026 and March 31, 2025, respectively, which carry forward indefinitely.

The Company has unrecognized tax benefits as of March 31, 2026 and 2025 of $0.6 million and $0.6 million, respectively.

(In thousands)	As of March 31, 2026	As of March 31, 2025
Unrecognized tax benefits, beginning balance	$557	$550
Current year increases in unrecognized tax benefits due to tax positions taken in current period	—	—
Recognized interest and penalties	—	7
Unrecognized tax benefits, end balance	$557	$557

ZRCN Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

Unrecognized tax benefits relate entirely to federal net operating losses acquired via the acquisition of Harmony Energy Technologies Corporation, for which realization is uncertain absent a completed Section 382 limitation study; this acquired position, and the resulting uncertainty, was unchanged during the year ended March 31, 2026. If recognized, these amounts would affect the Company’s effective tax rate. Interest and penalties associated with uncertain tax positions are recognized as a component of income tax expense and are excluded from the table above; the Company had accrued approximately $0 and $12,000 of such interest and penalties as of March 31, 2026 and March 31, 2025, respectively.

Tax Jurisdictions and Open Years

The Company files a consolidated U.S. federal income tax return, a combined California franchise tax return, and a Chinese income tax return; its Chinese operations are limited and the related tax provision is de minimis. Affiliates of the Company file income tax returns in Mexico and the United Kingdom. As of March 31, 2026, the Company’s federal returns for tax years ended March 31, 2022 and later, and its California returns for tax years ended March 31, 2021 and later, remain open to examination. There were no ongoing federal or state income tax examinations as of the date of this report.

16. Subsequent Events

On June 22, 2026, the Company’s Board of Directors approved an amendment to the Company’s 2024 Omnibus Equity Incentive Plan, reducing the number of shares of common stock reserved for issuance under the plan from 40,000,000 shares to 5,000,000 shares. The amendment did not have a material impact on the Company’s consolidated financial statements as of or for the year ended March 31, 2026.

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

On February 20, 2026, the U.S. Supreme Court invalidated tariffs imposed by the current administration under the International Emergency Economic Powers Act as unconstitutional. No process or timeline was provided for recovery of illegally extracted tariffs. During the periods June through August 2026, to meet critical Zircon obligations since the tariff recovery funds had only been partially remitted at that time, the Stauss Family Administrative Trust (“SFAT”) loaned $0.6M to Zircon. The loan from the SFAT is in compliance with the terms of the Subordination Agreement between the SFAT and the Company’s principal Lender, Altriarch Holdings SPV, LLC. On July 24, 2026, the Company received an initial tariff refund of approximately $0.7 million. On September 4, 2026, the Company received an additional tariff refund of approximately $1.0 million.

On September 9, 2026, the Lender notified the Company that the Company’s audited financial statements and related compliance certificate for the fiscal year ended March 31, 2026 had not been delivered to the Lender by June 30, 2026, the 90-calendar-day deadline required under Sections 9(b) and 9(d) of the Loan Agreement (Note 9), which constituted a default under the Loan Agreement. The Lender waived this default, and any Default or Event of Default arising from it, on a one-time basis limited solely to this default, and required the Company to deliver such audited financial statements and compliance certificate to the Lender on or before October 15, 2026, which the Company expects to satisfy in connection with the filing of this Annual Report on Form 10-K. The waiver letter states that it is not an agreement of forbearance, does not waive any other past, present or future default, and expressly reserves all of the Lender’s other rights, powers, privileges and remedies under the Loan Agreement and the other Loan Documents.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal accounting and financial officer has concluded that as of March 31, 2026, our disclosure controls and procedures were not effective as of such date as a result of significant deficiencies in our internal control over financial reporting due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping. Under the direction of our principal executive officer and principal financial and accounting officer, we are developing a plan to remediate the significant deficiency.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As of March 31, 2026, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of March 31, 2026, our internal control over financial reporting had significant deficiencies that lack adequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping and we are implementing plans to improve such internal control.

Changes in Internal Control Over Financial Reporting

During the year ended March 31, 2026, we initiated remediation actions in response to the significant deficiencies identified in our internal control over financial reporting. These actions include the hiring of a Corporate Controller, the implementation of enhanced review procedures over journal entries, and the development and documentation of key accounting policies and procedures. These changes are intended to strengthen our internal control environment.

Other than the foregoing, there has been no change in our internal control over financial reporting during the year ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

The following table sets forth the name, age and position of each of our executive officers, key employees and directors as of September 15, 2026. All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers serve at the discretion of the board.

Name	Age	Position
John Stauss (1)	69	Chief Executive Officer, Chairman and Director
Jeff Parsons (2)	67	Chief Financial Officer
Robert Wyler (3)	82	Secretary, General Counsel and Director

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

John Stauss, age 69, was appointed on April 14, 2023, to serve as our Chief Executive Officer, Chairman and a Director, effective immediately. Mr. Stauss originally joined Zircon in 1984 as Operations Manager. In 1989, he was promoted to President where he served in that capacity until 2000. Mr. Stauss stepped down as President but remained a Director of the company from 2000 – 2006. In 2006, Mr. Stauss returned to Zircon as its Chairman and CEO, where he has continually sought to set broad performance objectives for Zircon to deliver excellence with a high degree of focus on consistent profitability, technical superiority, intellectual property development, industrial design and industry-leading vendor and end-user support. Mr. Stauss graduated from Homestead Highschool in 1975 and Cal Poly, San Luis Obispo with a Bachelors in Biochemistry in 1982 and a Master’s in Business Administration (MBA) in 1984.

Jeff Parsons, age 67, was appointed on July 17, 2024, to serve as our Chief Financial Officer, effective immediately. Mr. Parsons served as Interim Controller and Interim Chief Accounting Officer of Invitae Corporation, a genetic testing company, from March 2023 to November 2023. He served as Interim Controller at Imperfect Foods, a produce delivery company, from March 2022 to January 2023. Between September 2021 and March 2022 Mr. Parsons explored new opportunities. Prior to that, from May 2013 to September 2021 Mr. Parsons served as Corporate Controller at Adesto Technologies Corporation (“Adesto”), a provider of semiconductors and embedded systems. He also served as a financial consultant to Adesto from December 2012 to April 2013. Prior to 2012 Mr. Parsons worked in various senior financial positions for Gigoptix, Inc., a supplier of semiconductor components, Alliance Semiconductor Corporation, a semiconductor manufacturer, Lara Networks, Inc., a provider of network application processors and broadband switching solutions, Cirrus Logic, Inc., a fabless semiconductor supplier and Cypress Semiconductor Corporation, a semiconductor design and manufacturing company. Mr. Parsons has an M.S. in Industrial Administration from Carnegie-Mellon University and a B.A. in Economics from Vanderbilt University.

Robert Wyler, age 82, was appointed on April 14, 2023, to serve as our General Counsel and Secretary, effective immediately. Mr. Wyler was also appointed to serve as a Director of the Company on May 13, 2023. Mr. Wyler is a co-Founder of Zircon Corporation and is currently Vice President and Secretary, as well as the company’s General Counsel and a Director. Bob has served in various senior leadership and legal roles with domestic and international technology companies, including Varian Associates, a public company based in Palo Alto and Litronix, Inc. of Cupertino, CA., where he was responsible for supervision and management of all of the company’s legal matters both in the US and also across Litronix’s international operations in Europe, Malaysia, Singapore and Mauritius. Mr. Wyler received a Bachelor of Science in Mechanical Engineering from Stanford University in 1965, and a Juris Doctorate (JD) from Hastings College of Law in San Francisco in 1968.

Board of Directors

The Company has five directors on its Board. There was no change in the composition of our Board of Directors during the year ended March 31, 2026.

Joseph R. Bronson, age 78, has served as Chief Executive Officer and Principal of The Bronson Group, LLC., a business advisory group focused on operational and financial consulting since 2012. He also is an advisor and supervisory board member of Solayer, an equipment company based in Germany and China in the advanced optical applications area. He has been an adviser to AMEC, a semiconductor equipment company, based in Shanghai, China since 2008. From 2016 to 2021 Mr. Bronson was a Managing Director and Strategic Advisor to Cowen, a New York City based investment bank. From January 1998 to October 2021 Mr. Bronson served as the Chief Financial Officer of Applied Materials, a semiconductor equipment manufacturer in Santa Clara, CA.

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

Brian Wong:, age 64, an experienced technology CEO and executive, currently serves on the Boards of Directors of, or is an executive in, a number of companies, including the following: a) Board member of Terraline Trucks, Inc. headquartered in Fremont California, which is dedicated to building a revolutionary electric battery, long-haul (500+ miles), Class-8 heavy truck that supports any driver, human or autonomous; b) President of Zelos Energy, headquartered in San Leandro, California, where he is overseeing development of low cost, long life, and eco-friendly rechargeable Zinc Batteries addressing renewable energy storage applications and providing advice on strategy, scale-up, strategic partnering and fundraising; c) President of Moso4 Advisory, Inc. headquartered in Rancho Palos Verdes, California, through which he provides strategic advisory and consulting for technology companies and Venture Capital investors; d) Board member of Lemurian Labs headquartered in Menlo Park, California, and Chairman of its Audit and Compensation Committee. Lemurian is developing an ultra-low power, high-performance AI software stack and new co-processor based on a proprietary log arithmetic, resulting in much higher efficiencies and lower latency for hyperscaler cloud and edge computing, and e) Managing Director of Pantek Securities headquartered in San Juan, Puerto Rico. Pantek Securities is an investment banking firm focused on energy, deep technology and hard technology sectors. Pantek Securities provides private placement, Merger and Acquisition services and Mr. Wong is FINRA Registered (CDR # 7630684).

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

Linda Graebner:, age 76, is an experienced entrepreneur, CEO and Director, who has successfully grown and transformed numerous consumer products companies. Ms. Graebner served as the Executive Chair of the Board of Directors of Chef’n Corporation, a global developer of highly innovative household gadgets and tools. She led the Board as well as directly managing company finance, marketing, sales and supply chain operations. She led a major channel and distribution expansion, doubling revenue and tripling EBITDA, culminating in a successful sale to Taylor Precision Products in December 2014. She remained a Director of Taylor through its transition to Filament Brands and ultimate sale to Lifetime Brands (public).

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

Ms. Graebner also held senior Marketing and Business Development as well as Strategic Planning positions at James River Corporation and held similar positions at Crown Zellerbach before its acquisition by James River. She was also a Senior Associate with the management consulting firm of Booz, Allen & Hamilton.

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

Involvement in Certain Legal Proceedings

During the past 10 years, none of our current directors, nominees for directors or current executive officers have been involved in any legal proceeding identified in Item 401(f) of Regulation S-K.

Director Independence

The Board of Directors is currently composed of five members, which include John Stauss and Robert Wyler. The Board has assessed director independence using the independence standards set forth in the NASDAQ Listing Rules as a governance benchmark and have determined that the three non-employee directors are independent based on that assessment,

Mr. Stauss and Mr. Wyler do not qualify as independent directors. The NASDAQ independence definition includes a series of objective tests, such as that the Director is not, and has not been for at least three years, one of Zircon’s employees and that neither the Director, nor any of his/her family members has engaged in various types of business dealings with us.

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

Code of Business Conduct and Ethics

We have not adopted a formal Code of Business Conduct and Ethics applicable to all Board members, officers and employees. We intend to adopt one during the fiscal year ending March 31, 2027.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the fiscal year ended March 31, 2026.

Summary Compensation Table
Name and Principal	Fiscal Year Ending	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals
Position	March 31,	($)	($)	($)	($)	($)	($)	($)	($)
John Stauss,	2026	312,721	—	—	—	—	—	—	312,721
Chairman & CEO	2025	310,878	—	—	112,210	—	—	—	423,088

Ronald Bourque,	2026	94,976	—	—	—	—	—	—	94,976
Former President & CFO	2025	72,792	—	—	178,815	—	—	—	251,607

Jeff Parsons	2026	244,613	—	—	—	—	—	—	244,613
Chief Financial Officer	2025	250,000	—	—	36,400	—	—	—	286,400

Robert Wyler,	2026	201,560	—	—	—	—	—	—	201,560
Corporate Counsel and Secretary	2025	241,879	—	—	117,110	—	—	—	358,989

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

Outstanding Equity Awards at March 31, 2026

Name	Number of shares Granted Underlying Stock Options Held on March 31, 2026
John Stauss	458,000
Ronald Bourque	655,000
Jeff Parsons	100,000
Robert Wyler	478,000

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of March 31, 2026.

		Option Awards
Name	Vesting Start Date	Underlying Unexercised Options (#) Exercisable	Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
John Stauss	1/31/2025	240,000	218,000	$0.83	1/31/2030
Ronald Bourque	1/31/2025	262,000	393,000	$0.75	1/31/2030
Jeff Parsons	7/17/2024	20,000	80,000	$0.88	7/17/2029
Robert Wyler	1/31/2025	240,000	238,000	$0.83	1/31/2030

Clawback Policy

We are not required to maintain a compensation recovery policy.

Equity Award Timing Policies and Practices

We do not grant option awards in anticipation of the release of material nonpublic information and we do not time the release of material nonpublic information based on option award grant dates or for the purpose of affecting the value of executive compensation. In addition, we do not take material nonpublic information into account when determining the timing and terms of such awards. In fiscal year 2026, we did not grant option awards to our named executive officers during the time period outlined in Item 402(x) of Regulation S-K.

Insider Trading Compliance Policy

We maintain an insider trading compliance policy, as discussed in Part III. Item 10. Directors, Executive Officers and Corporate Governance—Insider Trading Compliance Policy.

Compensation of Directors

Our non-employee directors earned the following compensation during the year ended March 31, 2026.

Director Compensation Table
Name and	Fiscal Year Ending	Fees earned or paid in cash	Stock Awards	Option Awards	All Other Compensation	Totals
Principal Position	March 31,	($)	($)	($)	($)	($)
Joseph Bronson (1)	2026	28,800	—	—	—	28,800

Linda Graebner (2)	2026	28,800	—	—	—	28,800

Brian Wong (3)	2026	28,800	—	—	—	28,800

(1)	Mr. Bronson began his term as a director on August 14, 2024.
(2)	Ms. Graebner began her term as a director on October 18, 2024.
(3)	Mr. Wong began his term as a director on October 7, 2024.

Each person who served as a member of our board of directors during fiscal 2026 held the following aggregate number of shares of our common stock subject to outstanding stock options as of March 31, 2026.

Name	Number of shares Underlying Stock Options Held on March 31, 2026
Joseph Bronson	48,000
Linda Graebner	48,000
Brian Wong	48,000

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

The Plan became effective on February 28, 2024 upon approval of the Plan by the Company’s shareholders. Pursuant to the Plan, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, annual or long-term performance awards or other stock-based awards. As of March 31, 2026, the Company has granted stock options for 3,176,500 shares of Company Common Stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Company’s Common Stock on August 31, 2026:

●	each person, or group of affiliated persons, who is the beneficial owner of more than 5% of the outstanding common stock of the Company;
●	each executive officer and director of the Company; and
●	all of the Company’s executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including securities that are exercisable or convertible, as the case may be, within 60 days of August 31, 2026. Shares of common stock issuable pursuant to such securities are deemed outstanding for computing the percentage of the person holding such securities and the percentage of any group of which the person is a member but are not deemed outstanding for computing the percentage of any other person. Except as indicated by the footnotes below, the combined Company believes, based on the information furnished to it, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Section 13(d) and 13(g) of the Securities Act.

The percentage of shares beneficially owned is based on 10,360,924 shares of Company Common Stock outstanding as of March 31, 2026.

Unless otherwise noted below, the address of the persons listed on the table is c/o ZRCN Inc., 1580 Dell Avenue, Campbell, CA 95008.

Beneficial ownership representing less than 1% is denoted with an asterisk (*).

	Beneficial Ownership
Name of Beneficial Owner	Shares	%
Greater than 5% Stockholders:
Stauss 2014 Revocable Trust (1)	3,990,133	38.51%
Kurt Stauss (2)	1,773,393	17.12%
Eric Stauss (3)	1,773,393	17.12%

Current Executive Officers and Directors:
John Stauss (1)	3,990,133	38.51%
Jeffrey Parsons	0	*
Robert Wyler	1,330,045	12.84%
All current executive officers and directors as a group (3 persons)	5,320,178	51.35%

(1)	John Stauss, as a trustee of the Stauss 2014 Revocable Trust, has the voting power to vote and dispose of the shares held in such trust.

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

Based on a review of the copies of such forms received, we believe that during fiscal 2026, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of March 31, 2026.

Securities Authorized for Issuance Under Equity Compensation Plans
Plan Category	Number of securities to be issued upon exercise outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans approved by security holders	3,393,684	$0.79	36,823,500
Equity Compensation Plans not approved by security holders	-	-	-
Total	3,393,684	$0.79	36,823,500

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since March 31, 2024 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not otherwise a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

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

Under the terms of the agreement, Zircon provides materials, technical assistance, and expertise to the contractor, and the contractor assembles certain of Zircon’s products. Zircon paid the contractor for costs incurred in manufacturing Zircon’s products, as defined in the contract, plus a profit percentage of approximately 5% of actual cost during the 12-month periods ended March 31, 2026, and 2025. Total expense incurred including the profit percentage amounted to $1,3 million and $1.3 million for the fiscal years ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and March 31, 2025, the Company had net payables to the Contractor of $1.6 million and 1.1 million, respectively.

Zircon has a note payable to the contractor. The note was established for the purpose of reducing the payable balance and to satisfy the company’s lender’s requirements. During the period December 31, 2021, Zircon increased the borrowings by $0.4 million to reduce the payable balance and to control the timing of the expected cash payments. The outstanding loan balance on December 31, 2022, was at $0.8 million. The note bears interest at the current Federal funds rate not to exceed 5% and is limited to an increase of no more than 2% annually. The entire principal balance was due and payable in December 2024 and is subordinated to the line of credit agreement the company has with the Lender. On March 27, 2025, the maturity date for both notes was extended to December 31, 2027.

In September 2017, an affiliated company, Zircon Corporation Limited, was established in the United Kingdom to facilitate the sale of Zircon’s products to European customers and operations began during the year ended March 31, 2019. The ownership structure of the affiliate is similar to the ownership of Zircon. The company pays certain administrative and selling expenses of the affiliate. During the 12-month periods ended March 31, 2026 and 2025, the company recorded sales to the affiliate of approximately $11,000 and $35,000, respectively. As of March 31, 2026 and 2025, the company had a receivable from the affiliate of approximately $0.1 million and $0.1 million, respectively.

Notes Payable

The Company has notes payable to the Stauss Family Administrative Trust to repay loans made to the Company. As of March 31, 2026, the principal balance of approximately $0.7 million is due and payable in December 2025. Interest accrues at 5.5% per annum, is paid quarterly and included in accrued expenses. The note is subordinated to the Credit Agreement and no payment is to be made on the note without prior approval from the lender. On March 27, 2025, the Stauss Family Administrative Trust and the Company agreed to extend the maturity date of the Notes Payable to the trust to December 31, 2027. There was no change to the principal amount or the annual interest rate. For the years ended March 31, 2026 and 2025 the interest expense on the notes payable to the Stauss Family Administrative Trust was $37,000 and $37,000, respectively.

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

The aggregate fees billed to us by Kreston GTA LP, our independent registered public accounting firm, for the indicated services for each of the last two fiscal years were as follows:

	2026	2025
Audit fees (1)	$202,230	$217,600
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

(1)	Audit fees consist of fees for professional services performed by Kreston GTA LP for fiscal 2026 and fiscal 2025 for the audit and review of our financial statements, preparation and filing of our registration statements, including issuance of comfort letters.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

See “Index to Consolidated Financial Statements” on page F-1.

(2) Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in sufficient amounts to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this report.

(3) Exhibits

Exhibits not filed or furnished herewith are incorporated by reference to exhibits previously filed with the SEC, as reflected in the table below. We will furnish a copy of any exhibit to stockholders, without charge upon written request to the Company.

Exhibit Number	Description
3.1	Certificate of Incorporation, dated June 19, 2018 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed by the Company on December 27, 2021)
3.2	Certificate of Amendment to Certificate of Incorporation, dated August 28, 2020 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed by the Company on December 27, 2021)
3.3	Certificate of Amendment to Certificate of Incorporation, dated July 9, 2021 (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form 10 filed by the Company on December 27, 2021)
3.4	Certificate of Amendment to Certificate of Incorporation, dated June 17, 2022 (incorporated by reference to Exhibit 3.5 to the Current Report on 8-K filed by the Company on June 21, 2022)
3.5	Certificate of Amendment to Certificate of Incorporation, dated June 17, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on 8-K filed by the Company on June 27, 2023)
3.6	Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form 10 filed by the Company on December 27, 2021)
4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act
10.1	Union Bank Loan Agreement (incorporated by reference to Exhibit 1 to the Current Report on Form 8-K/A filed by the Company on August 22, 2023)
10.2+	ZRCN Inc. 2024 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 4.7 to the Registration Statement filed on Form S-8 filed by the Company on March 6, 2024)
10.3+	Form of Stock Option Agreement under the Plan (Incorporated by reference to Exhibit 4.8 to the Registration Statement filed on Form S-8 filed by the Company on March 6, 2024)
10.4†	Revolving Credit, Security And Guaranty Agreement, dated as of May 31, 2024, by and among Zircon Corporation, Zrcn Inc. In Zircon De Mexico, S.A. DE C.V., Zircon Corporation Limited, And FGI Worldwide LLC, As Agent For Lenders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 10-K filed by the Company on July 16, 2024)
10.5†	Loan And Security Agreement, dated as of March 17, 2026, by and among Zircon Corporation, ZRCN Inc., And Altriarch Holdings SPV, LLC, As Agent For Lenders (incorporated by reference to Exhibit 10.5 to the Current Report on Form 10-K filed by the Company on September 24, 2026)
10.6†	Waiver and Reservation of Rights Letter - ZIRCON CORPORATION - ZRCN INC._, dated as of September 9, 2026, by and among Zircon Corporation, ZRCN Inc., And Altriarch Holdings SPV, LLC, As Agent For Lenders (incorporated by reference to Exhibit 10.6 to the Current Report on Form 10-K filed by the Company on September 24, 2026)
21.1	List of Subsidiaries Lenders (incorporated by reference to Exhibit 21.1 to the Current Report on Form 10-K filed by the Company on July 16, 2024)
24	Power of Attorney (included on signature page hereto).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates a management contract or compensatory plan or arrangement.

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

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

SIGNATURE	TITLE	DATE

/s/ John Stauss	Chairman and Chief Executive Officer	September 28, 2026
John Stauss	(Principal Executive Officer)

/s/ Jeff Parsons	Chief Financial Officer	September 28, 2026
Jeff Parsons	(Principal Financial and Accounting Officer)

/s/ Robert Wyler	General Counsel, Secretary and Director	September 28, 2026
Robert Wyler

/s/ Joseph Bronson	Director	September 28, 2026
Joseph Bronson

/s/ Linda Graebner	Director	September 28, 2026
Linda Graebner

/s/ Brian Wong	Director	September 28, 2026
Brian Wong

