Form 10-Q
period 2026-06-30
ZRCN Inc.
filed 2026-09-30
CIK 1901297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of September 24, 2026, 10,360,924 shares of common stock were issued and outstanding.

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

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

ZRCN Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	June 30, 2026	March 31, 2026
		Audited
ASSETS
Current assets:
Cash	$79	$784
Accounts receivable, net of provision for credit losses of $203 and $163, respectively	5,551	5,428
Inventory, net	9,061	10,295
Prepaid expenses and other assets	409	305
Total current assets	15,100	16,812

Property and equipment, net	1,476	1,583
Operating lease right-of-use assets	296	349
Federal tax deposit	27	28
Intangible assets, net	690	707
Deposits	19	19
Deferred financing costs	755	823
Total assets	$18,363	$20,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,019	9,984
Accrued expenses	2,124	2,422
Operating lease liability, current	220	219
Total current liabilities	11,363	12,625

Line of credit	8,161	7,969
Operating lease liability, net of current portion	96	152
Notes payable to Stauss Family Administrative Trust, net of current portion	1,179	667
Total liabilities	20,799	21,413

Commitments and Contingencies (Note 13)

Stockholders’ deficit:
Common stock; at $0.0001 par value, 25,000,000 shares authorized, 10,360,924 shares issued and outstanding as of June 30, 2026 and March 31, 2026, respectively	1	1
Additional paid-in capital	8,845	8,789
Accumulated other comprehensive loss	(122)	(177)
Accumulated deficit	(12,917)	(11,369)
Total deficit attributable to ZRCN Inc. stockholders	(4,193)	(2,756)
Non-controlling interests in variable interest entities	1,757	1,664
Total stockholders’ deficit	(2,436)	(1,092)
Total liabilities and stockholders’ equity	$18,363	$20,321

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZRCN Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share data)

(Unaudited)

	For the Three Months Ended June 30,
	2026	2025
Net sales	$5,733	$6,062
Cost of sales	3,734	4,684
Gross profit	1,999	1,378

Operating expenses:
General and administrative	1,420	1,447
Marketing and selling	1,149	1,160
Research and development	432	411
Total operating expenses	3,001	3,018
Loss from operations	(1,002)	(1,640)

Other expenses:
Interest expense	279	204
Other expenses	9	8
Loss (gain) on foreign currency transactions	66	64
Total other expenses	354	276

Loss before income taxes	(1,356)	(1,916)
Income tax expense	(99)	(18)
Net loss	$(1,455)	$(1,934)
Less: Net loss (income) attributable to non-controlling interests	93	118
Net loss attributable to ZRCN Inc. common stockholders	$(1,548)	$(2,052)

Net loss	$(1,455)	$(1,934)
Gain on change in foreign currency translation adjustment	55	130
Comprehensive loss	(1,400)	(1,804)
Net loss attributable to non-controlling interests	93	118
Other comprehensive loss attributable to non-controlling interest	55	130
Comprehensive loss attributable to ZRCN common stockholders	$(1,548)	$(2,052)

Net loss per share attributable to ZRCN Inc.:
Basic and diluted	$(0.15)	$(0.20)

Weighted average common shares outstanding:
Basic and diluted	10,360,924	10,328,623

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZRCN Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Equity Attributable	Non-controlling	Total Stockholders’
	Shares	Amount	Loss	Capital	Deficit	to ZRCN	Interests	Deficit
Balance - March 31, 2026	10,360,924	$1	$(177)	$8,789	$(11,369)	$(2,756)	$1,664	$(1,092)
Change in foreign currency translation adjustment	—	—	55	—	—	55	—	55
Common stock issued for advisory services	—	—	—	—	—	—	—	—
Share based compensation	—	—	—	56	—	56	—	56
Net loss	—	—	—	—	(1,548)	(1,548)	93	(1,455)
Balance - June 30, 2026	10,360,924	$1	$(122)	$8,845	$(12,917)	$(4,193)	$1,757	$(2,436)

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Equity Attributable	Non-controlling	Total Stockholders’
	Shares	Amount	Loss	Deficit	Deficit	to ZRCN	Interests	Equity
Balance - March 31, 2025	10,306,426	$1	$(347)	8,532	$(4,297)	$3,889	$1,641	$5,530
Change in foreign currency translation adjustment	—	—	130	—	—	130	—	130
Common stock issued for advisory services	26,999	—	—	5	—	5	—	5
Share based compensation	—	—	—	67		67	—	67
Net loss (income)	—	—	—	—	(2,052)	(2,052)	118	(1,934)
Balance - June 30, 2025	10,333,425	$1	$(217)	$8,604	$(6,349)	$2,039	$1,759	$3,798

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZRCN Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,455)	$(1,934)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	184	221
Amortization of intangible assets	67	21
Amortization of right-of-use assets	53	53
Inventory obsolescence impairment	68	134
Provision (recovery) for credit losses	40	(14)
Amortization of financing costs	68	28
Share based compensation expense	56	67
Common stock issued for advisory services	—	5
(Gain) loss on foreign currency transactions	66	—
Changes in operating assets and liabilities:
Accounts receivable	(123)	303
Inventory	1,166	789
Prepaid expenses and other assets	(104)	38
Federal tax deposit	1	—
Accounts payable	(965)	167
Accrued expenses	(298)	133
Operating lease liabilities	(55)	(53)
Net cash used in operating activities	(1,231)	(42)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets	(50)	(1)
Purchase of property and equipment	(20)	(92)
Net cash used in investing activities	(70)	(93)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on line of credit	5,037	5,823
Repayment on line of credit	(4,845)	(6,517)
Note Payable to Stauss Family Trust	521	—
Net cash provided by (used in) financing activities	713	(694)

Effect of exchange rate fluctuations on cash	(117)	77

Net decrease in cash	(705)	(752)
Cash at beginning of period	784	1,407
Cash at end of period	$79	$655

Supplemental disclosure of cash flow information:
Cash paid for interest	$192	$—
Cash paid for taxes	$—	$—
Noncash investing and financing activities:
Increase in debt due to accrued interest		$195

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

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

2. Liquidity and Going Concern

As of June 30, 2026, the Company had $0.1 million in cash and working capital of $3.7 million. To date, ZRCN has been financed primarily through secured loans and a revolving line of credit. The Company’s line of credit expires on March 17, 2029 (Note 9).  The line of credit is secured by the Company’s accounts receivable, inventory and fixed assets.

 On September 9, 2026, the Lender notified the Company that the Company’s audited financial statements and related compliance certificate for the fiscal year ended March 31, 2026 had not been delivered to the Lender by June 30, 2026, the 90-calendar-day deadline required under Sections 9(b) and 9(d) of the Loan Agreement (Note 9), which constituted a default under the Loan Agreement. The Lender waived this default, and any Default or Event of Default arising from it, on a one-time basis limited solely to this default, and required the Company to deliver such audited financial statements and compliance certificate to the Lender on or before October 15, 2026, which the Company satisfied with its filing of the Annual Report on Form 10-K on September 28, 2026.

We do not believe our existing cash and cash equivalents along with borrowing capacity from our current lender will be sufficient to meet our anticipated cash needs over the next 12 months which raises substantial doubt about the Company’s ability to continue as a going concern without any additional management actions. As of June 30, 2026, our additional borrowing capacity against the line of credit was $4.3 million. For the three months ended June 30, 2026, the Company had incurred a net loss of $1.5 million, had an accumulated deficit of $12.9 million, and a net stockholders’ deficiency of $2.4 million. We are dependent on the line of credit and our financial covenants were only waived through August 31, 2026. The covenants will be enforced beginning in September 2026 through the term of the agreement. Management is actively pursuing options to improve liquidity, including negotiating waivers and/or amendments to our financial covenants, reducing discretionary spending and capital expenditures, negotiating cost reductions with our suppliers, continuing to improve inventory and evaluating potential capital raises. These plans should help the Company improve its liquidity position over the next fiscal year and enable the Company to continue as a going concern; however, while these plans are intended to mitigate the risk, there can be no assurance that they will be successful in eliminating the substantial doubt about the Company’s ability to continue as a going concern.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

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

The Company’s significant accounting policies and recent accounting standards are summarized in Note 3 of the Company’s consolidated financial statements for the year ended March 31, 2026. There were no significant changes to these accounting policies during the three months ended June 30, 2026.

The financial information included herein should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in our Annual Report for the year ended March 31, 2026, on Form 10-K.

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

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

Non-controlling Interests

The Company follows ASC 810, which governs the accounting for and reporting of non-controlling interests (“NCIs”) in partially owned consolidated entities and the loss of control of those entities. Non-controlling interest positions, which represent 100% of the activity in the Company’s consolidated entities before intercompany transactions have been eliminated, are reported as a separate component of consolidated stockholders’ equity from the equity attributable to ZRCN’s stockholders for all years presented. 100% of Zircon de Mexico (“ZDM”) and 85% of Zircon UK are held by common shareholders. As of June 30, 2026, these same shareholders held collectively approximately 73% of ZRCN Inc. The net (loss) income attributed to the NCI’s is separately designated in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

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

Accounts receivable consisted of the following:

(In thousands)	June 30, 2026	March 31, 2026
Accounts receivable	$5,754	$5,591
Less provision for credit losses	(203)	(163)
Accounts receivable, net	$5,551	$5,428

Activity related to the Company’s provision for credit losses was as follows:

(In thousands)	June 30, 2026	March 31, 2026
Balance, beginning of period	$163	$53
Credit loss (recovery) provision	40	110
Write-offs	—	—
Balance, end of period	$203	$163

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 when control of goods transfers to the customer, which is generally upon shipment. For shipments in transit at period end under FOB destination terms, the Company has concluded that revenue should not be recognized, and the related amounts should not be recorded as accounts receivable, until delivery of the product to the customer’s specified location. Transaction prices are allocated to performance obligations and adjusted for variable consideration such as rebates, returns, discounts, and allowances, which are estimated using historical experience and current conditions. Cooperative advertising is recorded as a reduction of revenue unless a distinct service is provided at fair value. Sales taxes are excluded from revenue and recorded as liabilities. Advertising expenses were less than $0.1 million for the three months ended June 30, 2026 and 2025.

There have been no changes in our revenue recognition policy since filing the Company’s audited, consolidated financial statements and related notes included in our Annual Report for the year ended March 31, 2026 on Form 10-K.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

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

The CODM reviews the financial information presented on a consolidated basis (Zircon Corporation and the two VIEs) for purposes of making operating decisions, allocating resources, and evaluating the Company’s financial performance. The CODM utilizes financial metrics that are reported in the statement of operations: consolidated revenue, cost of goods sold (“COGS”) and the associated gross profit, operating expense, and income (loss) from operations, as the financial measures for making decisions. Categories within operating expense are: research and development (“R&D”), Marketing and selling and general and administrative (“G&A”). This enables the CODM to assess the overall level of available resources and determine how best to deploy these resources across projects in line with the long-term company-wide strategic goals. Management reviews its business as one consolidated segment and utilizes financial information as presented in the consolidated financial statements. The measure of segment assets is reported in the accompanying condensed consolidated balance sheets as “Total assets.” There is no change in the Company’s operating or reporting segments for the three months ended June 30, 2026.

Concentration of Business and Credit Risk

As of June 30, 2026, the Company maintained deposits in a single bank that exceeded the federal insured deposit limit of the Federal Deposit Insurance Corporation (FDIC).

During the three months ended June 30, 2026 and 2025, respectively, the Company generated approximately 65% and 63% of its total revenue from three customers.

As of June 30, 2026 and March 31, 2026, respectively, 74% and 80% of its total accounts receivable were from three customers.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

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

	For the Three Months Ended June 30,
	2026	2025
Stock options	3,161,500	3,216,500
Warrants	217,184	217,184

As of June 30, 2026, these securities are not dilutive.

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

Accounting Standards Adopted

No new accounting standards were adopted during the three months ended June 30, 2026.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

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

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

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

4. Revenue

Disaggregation of Revenue from Contracts with Customers

Revenue disaggregated according to the major product line for the three months ended June 30, 2026 and 2025, respectively, were as follows:

	For the Three Months Ended June 30,
	2026	2025
(In thousands)	(Unaudited)
Revenue generated per major product line
Stud sensor edge	$3,374	$3,931
Multifunctional scanners	809	748
Stud sensor center	1,017	857
Target control products	102	148
Other	431	378
Total Revenue	$5,733	$6,062

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

Revenue disaggregated according to the geographical location of customers for the three months ended June 30, 2026 and 2025, respectively, were as follows:

	For the Three Months Ended June 30,
	2026	2025
(In thousands)	(Unaudited)
Revenue by geographic location of customers
United States	$4,968	$5,107
Canada	325	452
Japan	331	247
Europe	45	105
Others	64	151
Total Revenue	$5,733	$6,062

5. Inventory

Inventory consisted of the following:

	June 30, 2026	March 31, 2026
(In thousands)	(Unaudited)
Finished goods, net	$4,539	$5,388
Raw materials, net	3,294	3,917
Work in process, net	1,228	990
	$9,061	$10,295

Allowance for slow moving and obsolete inventory was estimated at $1.4 million and $1.3 million as of June 30, 2026 and March 31, 2026, respectively.

6. Property and Equipment

Property and equipment consisted of the following:

	June 30, 2026	March 31, 2026
(In thousands)	(Unaudited)
Manufacturing equipment	$9,911	$9,890
Computer equipment	2,901	2,901
Leasehold improvements	1,218	1,205
Furniture and office equipment	956	946
Vehicles	274	274
	15,260	15,216
Construction in progress	671	654
	15,931	15,870
Less accumulated depreciation and amortization	(14,455)	(14,287)
	$1,476	$1,583

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

For the three months ended June 30, 2026 and 2025, depreciation and amortization expense was approximately $0.2 million.

Construction in progress consists of assets and technologies under development. The Company starts depreciation once the assets are completed and placed in service.

7. Intangible Assets

The Company’s intangible assets consisted of the following:

	June 30, 2026			March 31, 2026
(In thousands)	(Unaudited)
Finite-lived intangible assets (1):	Intangibles, Gross	Accumulated Amortization	Intangibles, Net	Intangibles, Gross	Accumulated Amortization	Intangibles, Net
Patents issued and pending	$2,499	$(1,854)	$645	$2,449	$(1,787)	$662
Exclusivity rights and licenses	168	(123)	45	168	(123)	45
Total finite-lived intangible assets	$2,667	$(1,977)	$690	$2,617	$(1,910)	$707

Finite-lived intangible assets (1):	June 30, 2026 Weighted Average Life
Patents issued and pending	11.8
Exclusivity rights and licenses	4.3

(1)	Finite-lived intangible assets have estimated useful lives of five to twenty years and are being amortized to operating expenses on a straight-line basis.

For the three months ended June 30, 2026 and 2025, amortization expense was less than $0.1 million.

Expected future amortization expense of acquired finite-lived intangible assets as of June 30, 2026 is as follows:

For the Years Ending March 31, (In thousands)	Amount
Remainder of 2027	$111
2028	125
2029	100
2030	95
2031	95
Thereafter	164
$690

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

8. Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2026	March 31, 2026
(In thousands)	(Unaudited)
Rebates	$499	$583
Accrued taxes	106	81
Sales expense	141	144
Payroll and related	406	331
Advertising allowance	76	131
Vacation	403	391
Professional services	397	712
Interest	96	49
	$2,124	$2,422

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

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

The Loan Agreement requires the Company to comply with maximum tangible net worth and minimum fixed charge coverage ratios. However, the lender has waived compliance with the financial covenants through August 31, 2026 and will be enforcing those covenants beginning in September 2026 through the term of the agreement In addition, the Credit Agreement contains other standard affirmative and negative covenants such as those which (subject to certain thresholds) limit the ability of the Company and its subsidiary and affiliates to, among other things, incur debt, incur liens, engage in any Change of Control (as defined in the Loan Agreement), enter into new lines of business not related to the Company’s current lines of business, make certain investments, issue equity securities, engage in transactions with affiliates, or prepay any debt without the approval of the Lender. Events of default under the Loan Agreement include, among other things, payment defaults, breaches of representations, warranties or covenants, defaults under material indebtedness, certain events of bankruptcy or insolvency, judgment defaults, certain defaults or events relating to employee benefit plans or a change in control of the Company. The events of default would permit the lender to terminate commitments and accelerate the maturity of borrowings under the Loan Agreement if not cured within applicable grace periods.

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

The Company recognized deferred financing costs of approximately $0.8 million for bank fees which will be amortized over three years and recorded as interest expense. For the three months ended June 30, 2026 and 2025, the Company recognized less than $0.1 million, respectively, as interest expense for the amortization of deferred financing costs. For the three months ended June 30, 2026 and 2025, interest expense on our lines of credit totaled $0.3 million and $0.2 million, respectively.

Notes payable to Stauss Family Administrative Trust

The Company has notes payable to the Stauss Family Administrative Trust to repay loans made to the Company. As of June 30, 2026, the outstanding principal balance was approximately $1.2 million. During the three months ended June 30, 2026, the Company borrowed an additional $0.5 million from the Administrative Trust. This additional borrowing carries an interest rate of 6%. Under the original terms of the agreement, the notes were due and payable in December 2025 with interest accruing at 5.5% per annum, which was to be paid quarterly and is included in accrued expenses. On March 27, 2025, the Board of Directors of Zircon Corporation and the Stauss Family Administrative Trust agreed to extend the maturity dates of both promissory notes to December 31, 2027. There was no change to the principal amount or the annual interest rate. The notes are subordinated to the Credit Agreement and no payment is to be made on the note without prior approval from Altriarch.

For the three months ended June 30, 2026 and 2025 the interest expense on the notes payable to the Stauss Family Administrative Trust totaled less than $0.1 million in each respective period.

10. Profit Sharing and 401(k) Plan

The Company has a defined contribution profit sharing plan for all eligible employees. Contributions to the profit-sharing plan are determined annually by the Board of Directors. There were no profit-sharing contributions made during the three months ended June 30, 2026 and 2025.

All eligible employees are also allowed to participate in the Company’s 401(k) plan. The Company’s contributions to the plan are based on a specified percentage of each participant’s eligible contribution, decided annually by the Board of Directors, as defined in the plan document. For the three months ended June 30, 2026 and 2025, the Company made contributions to the 401(k) plan of less than $0.1 million.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

11. Equity

On February 28, 2024, the Company adopted a 2024 Equity Incentive Plan (the “Equity Plan”). The Plan provides for granting of stock options (“Options”), restricted stock units (“RSUs”), and other equity-based awards tied to the value of shares of common stock to key personnel, including directors, officers, employees, consultants, and advisors of the Company and its subsidiaries. The Plan provides for the grant of options (which may include “incentive stock options” (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”)), stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), and other stock-based awards. On June 22, 2026, the Company’s Board of Directors approved an amendment to the Company’s 2024 Omnibus Equity Incentive Plan, reducing the number of shares of common stock reserved for issuance under the Equity Plan from 40,000,000 shares to 5,000,000 shares. This amendment does not have an impact on the Company’s financial statements for the three months ended June 30, 2026. As of June 30, 2026, 1,838,500 shares remain available for issuance under the Equity Plan. The number of shares of Common Stock available for grant and issuance under this Plan will be automatically increased on the first day of each calendar year beginning with the first January 1 following the effective date and ending with the last January 1 during the initial ten-year term of the Equity Plan, equal to the lesser of (A) five percent (5%) of the shares of Common Stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (B) such lesser number of shares of Common Stock as determined by the Board. The Board has determined that there will be no adjustment.

On June 24, 2026, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware, which became effective upon filing. The amendment reduced the number of authorized shares of the Company’s common stock from 200,000,000 shares to 25,000,000 shares.

The following table summarizes the Company’s employee and non-employee Option activity under the Equity Plan for the following periods:

	Number of shares	Weighted average exercise price	Weighted average remaining term (years)	Aggregate intrinsic value (in thousands)
Outstanding as of March 31, 2026	3,176,500	$0.79	2.42	$—
Options granted	—	—	—	—
Options forfeited	(15,000)	0.75	—	—
Outstanding as of June 30, 2026	3,161,500	$0.79	2.20	$—
Exercisable as of June 30, 2026	1,607,350	$0.72	2.44	$—

No stock options were granted, vested, nor exercised during the three months ended June 30, 2026.

For the three months ended June 30, 2026 and 2025, the Company recognized $0.1 million and $0.1 million in stock-based compensation, respectively, included in operating expenses in the accompanying statements of operations and comprehensive loss. As of June 30, 2026, there was $0.5 million of unrecognized share-based compensation expense related to unvested stock options over a weighted average term of 2.4 years.

No additional common shares, warrants, or options were issued to consultants or service providers during the three months ended June 30, 2026.

The assumptions used to calculate the fair value of the options are summarized as follows:

June 30, 2026
Volatility	36% - 75%
Risk-free rate	3.5% - 4.6%
Expected life (in years)	3 - 5
Stock price	$0.75 - 0.83
Exercise price	$0.75 - 0.83

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

12. Warrants

The following table provides the activity for all warrants for the three months ended June 30, 2026:

	Total Warrants	Weighted Average Remaining Term	Weighted Average Exercise Price
Outstanding as of March 31, 2026	217,184	8.0	$0.20
Outstanding as of June 30, 2026	217,184	7.7	$0.20

215,409 of these warrants were issued to service providers and are classified as equity warrants and were recorded as shareholders’ equity at the time of the Harmony merger. The remaining 1,775 warrants are classified as liability warrants with a value of $ nil. The expiration date of the equity warrants is April 14, 2024 and the expiration date of the liability warrants is February 5, 2031.

13. Commitments and Contingencies

Legal Proceedings

Zircon engages in procedures to protect its proprietary rights and has filed complaints with the Federal Trade Commission and the Customs and Border Patrol. As of June 30, 2026, no material contingencies exist.

Leases

The Company’s corporate headquarters in Campbell, California are leased from the Stauss Family Administrative Trust for approximately $19,000 per month under a lease expiring in December 2027. The lease requires the Company to pay utilities, maintenance and real estate taxes. Rent expense was approximately $58,000 for both of the three months ended June 30, 2026 and 2025, respectively.

The Company leases office equipment through a lease that expires in June 2026 and requires monthly lease payments of less than $0.1 million for a period of five years. The total lease expense for the three months ended June 30, 2026 and 2025 amounted to less than $0.1 million in each respective period.

In July 2024 the Company leased a new vehicle that required a monthly lease payment of less than $0.1 million This lease expires in June 2027. The total lease expense for the three months ended June 30, 2026 and 2025 amounted to less than $0.1 million in each respective period.

The components of lease expense, which include short-term and variable lease expense and are included in selling, general and administrative expense, are as follows:

	For the Three Months Ended June 30,
	2026	2025
(In thousands)	(Unaudited)
Operating lease expense	$58	$62
Total lease cost	$58	$62

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

The following table provides the weighted average lease term and weighted average discount rate for the three months ended June 30, 2026 and 2025, respectively:

	For the Three Months Ended June 30,
	2026	2025
	(Unaudited)
Weighted average remaining lease term (in years)	1.83	2.87
Weighted average discount rate	7.00%	7.00%

Future minimum lease payment under non-cancellable lease as of June 30, 2026 are as follows:

Maturities of lease liabilities (In thousands)	Operating Leases
Year ending March 31,
Remainder of fiscal 2027	$177
2028	174
2029	—
2030	—
2031 and thereafter	—
Total Minimum Lease Payments	351
Less effects of discounting	(35)
Present value of future minimum lease liabilities	316
Less current portion of operating lease liability	(220)
Operating lease liability, net of current portion	$96

14. Related Party Transactions

Zircon is a member of a controlled group of companies and has revenue and cost-sharing activities with other members of the controlled group. Results of operations and financial condition may not represent amounts that 7would have been reported if Zircon operated as an unaffiliated entity.

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

The Company has notes payable to the Stauss Family Administrative Trust to repay loans made to the Company. As of June 30, 2026, principal balance of $1.2 million is due and payable in December 2027. Interest for the initial loan balance of $0.7 million accrues at 5.5% per annum, is paid quarterly, and is included in accrued expenses. The second borrowing of $0.5 million, which occurred during June 2026, accrues at 6.0% per annum, is paid quarterly, and is included in accrued expenses. The notes are subordinated to the Lender and no principal payment is to be made on the notes without prior approval from the Lender. For the three months ended June 30, 2026 and 2025, the interest expense on notes payable to the Stauss Family Administrative Trust totaled less than $0.1 million, respectively.

ZRCN Inc.

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

15. Subsequent Events

On July 24, 2026, the Company received a cash payment of approximately $0.7 million from U.S. Customs and Border Protection as a refund of previously paid IEEPA tariffs with interest. The refund has been recorded as a benefit to Cost of Sales to offset previous charges and has no impact on fiscal Q1 2027.

On September 4, 2026, the Company received a second cash payment of approximately $1.0 million from U.S. Customs and Border Protection as a refund of previously paid IEEPA tariffs with interest. The refund has been recorded as a benefit to Cost of Sales to offset previous charges and has no impact on fiscal Q1 2027.

On September 9, 2026, the Lender notified the Company that the Company’s audited financial statements and related compliance certificate for the fiscal year ended March 31, 2026 had not been delivered to the Lender by June 30, 2026, the 90-calendar-day deadline required under Sections 9(b) and 9(d) of the Loan Agreement (Note 9), which constituted a default under the Loan Agreement. The Lender waived this default, and any Default or Event of Default arising from it, on a one-time basis limited solely to this default, and required the Company to deliver such audited financial statements and compliance certificate to the Lender on or before October 15, 2026, which the Company satisfied with its filing of the Annual Report on Form 10-K on September 28, 2026. The waiver letter stated that it is not an agreement of forbearance, does not waive any other past, present or future default, and expressly reserves all of the Lender’s other rights, powers, privileges and remedies under the Loan Agreement and the other Loan Document.

The Company borrowed an additional $115,000 from the Stauss Family Administrative Trust during August 2026.

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

RESULTS OF OPERATIONS

During the three months ended June 30, 2026, and at March 31, 2026, Zircon’s selected financial information is the following (in thousands):

In thousands	June 30,2026	March 31, 2026
Assets	$18,363	$20,321
Liabilities	$20,799	$21,413
Stockholders’ Deficit	$(2,436)	$(1,092)

Financial Position Analysis

The information presented below as of June 30, 2026 as compared to March 31, 2026 for ZRCN Inc (in thousands):

Assets

Total assets on June 30, 2026 were $18.4 million compared to $20.3 million on March 31, 2026, which was a decrease of approximately $1.9 million. This decrease was driven primarily by a decrease in cash of $0.7 million, an increase in accounts receivable and prepaids of $0.2 million, a decrease in inventory of $1.2 million, and a decrease in property, plant, and equipment and right-of-use assets of $0.2 million.

Liabilities

Total liabilities on June 30, 2026 were $20.8 million compared to $21.4 million on March 31, 2026, which was a decrease of approximately $0.6 million. This decrease was driven primarily by an increase in our line of credit of $0.2 million, an increase in the note payable to the Stauss Family Administrative Trust of $0.5 million offset by a decrease in accounts payable and accrued expenses of $1.3 million.

stockholders’ deficit

Total stockholders’ deficit on June 30, 2026 was $2.4 million compared to $1.1 million on March 31, 2026, which was a decrease of approximately $1.3 million. This decrease was driven primarily by a comprehensive loss of $1.4 million offset by an increase in additional paid-in capital and other comprehensive loss of $0.1 million.

Operating Results Analysis

	For the Three Months Ended June 30,
(In thousands)	2026	2025
Net Sales	$5,733	$6,062
Cost of goods sold	3,734	4,684
Gross Profit	1,999	1,378
Gross Margin	34.9%	22.7%

Operating Expenses
General & administrative	1,420	1,447
Marketing & selling	1,149	1,160
Research and development	432	411
Total Operating Expenses	3,001	3,018
Operating Income (Loss)	(1,002)	(1,640)

Other (Income) Expense
Interest expense	279	204
Other expense	9	8
Loss (Gain) on foreign currency transactions	66	64
Total other expenses	354	276

Income (Loss) before income taxes	(1,356)	(1,916)
Benefit from (Provision for) income taxes	(99)	(18)
Net income (loss)	$(1,455)	$(1,934)

Foreign currency translation adjustment	55	130
Comprehensive income (loss)	$(1,400)	$(1,804)

Sales revenue and gross margin

Revenue for the three months ended June 30, 2026 was $5.7 million compared to $6.1 million for the three months ended June 30, 2025 which was a decrease of $0.3 million, or 5%. This was driven primarily by decreased sales of our Stud Sensor Edge products offset by smaller sales increases of our Multifunctional scanner and Stud Sensor Center products. Revenues were down across all geographies except Japan but primarily in the United States and Canada. Gross profit for the three months ended June 30, 2026 was $2.0 million, or 34.9% compared to $1.4 million, or 22.8%, during the three months ended June 30, 2025, which was an increase of $0.6 million, or 45% and 12.1%, respectively. The increase in gross profit was primarily driven by a decrease in duty expense resulting from decreased tariffs on our products manufactured in China and Malaysia.

During the three months ended June 30, 2025, the U.S. government implemented and/or expanded tariffs pursuant to authorities under the International Emergency Economic Powers Act (‘IEEPA”), targeting imports from certain countries that are significant sources of raw materials, components, and finished goods used in the Company’s operations. As a result, we experienced increased input costs associated with imported materials and products subject to these tariffs. Tariff costs incurred during the three months ended June 30, 2025 was approximately $1.4 million which was an increase of $1.1 million compared to the three months ended June 30, 2024. These costs were recognized primarily within cost of goods sold and contributed to a gross margin decrease of 1,800 basis points.

The Company took the following actions to mitigate the impact of these tariffs going forward including:

1.	Adjusting sourcing strategies, including shifting to alternative vendor locations and jurisdictions where feasible (primarily from subcon locations in China to Malaysia and our facility in Ensenada, Mexico,
2.	Implementing selective price increases to our major customers; however, these increases are temporary,
3.	Improving operational efficiencies.

However, these mitigation efforts did not fully offset the increased costs from the tariffs and the timing and effectiveness of such actions may vary. In addition, the increased tariffs have contributed to supply chain disruptions, including longer lead times and increased logistics costs, which have affected inventory levels and fulfillment timing during the period.

In February 2026, the IEEPA tariffs were declared illegal by the Court of International Trade with the presiding judge declaring that a) the IEEPA tariffs should no longer be collected by U.S. Customs and Border Protection and b) companies that paid IEEPA tariffs are due refunds. As a result, tariff expense incurred by the Company decreased by approximately $1.2 million. Subsequent to June 30, 2026, the Company received refunds from Customs and Border Protection of $0.7 million in July 2026 and $1.0 million in September 2026 (Note 15).

Research and Development

Research and development expenses for the three months ended June 30, 2026 were $0.4 million compared to $0.4 million for the three months ended June 30, 2025 which was an increase of $21,000, or 3%, and was driven primarily by increased consulting expenses.

General and Administrative expenses

General and administrative expenses for the three months ended June 30, 2026 were $1,4 million compared to $1.4 million for the three months ended June 30, 2025 which was a decrease of $27,000, or 2%. This decrease was driven primarily by a decrease in outside service expenses.

Marketing and Selling expenses.

Marketing and selling expenses for the three months ended June 30, 2026 were $1.1 million compared to $1.2 million for the three months ended June 30, 2025 which was an increase of $11,000, or 1%. This decrease was driven primarily by a decrease in consulting and advertising expense.

Interest/Other expenses

Interest and other expenses for the three months ended June 30, 2026 were approximately $0.4 million compared to $0.3 million for the three months ended June 30, 2025 which was an increase of approximately $0.1 million, or 22%. This increase was driven primarily by an increase in interest expense resulting from our change in lender in March 2026.

Cash Flow Analysis

	For the Three Months Ended June 30,
In thousands	2026	2025
Operating activities	$(1,231)	$(42)
Investing activities	(70)	(93)
Financing activities	713	(694)
Effect of exchange rate changes	(117)	77
Net increase (decrease) in cash	$(705)	$(752)

Operating Activities

During the three months ended June 30, 2026, net cash used in operating activities was $1.2 million. This decrease was due to a net loss of $1.5 million offset by non-cash expenses for depreciation, amortization, inventory obsolescence impairment, credit loss recovery, and amortization of deferred financing costs of $0.5 million, stock-based compensation and foreign currency losses of $0.1 million, a decrease in inventory of $1.2 million, an increase in accounts receivables and prepaids of $0.2 million, and a decrease in accounts payable, accrued expenses, and operating lease liabilities of $1.3 million.

During the three months ended June 30, 2025, net cash used in operating activities was $42,000. This decrease was due to a net loss of $1.9 million offset by non-cash expenses for depreciation, amortization, inventory obsolescence impairment and credit loss recovery of $0.4 million, total stock-based compensation of $0.1 million, a decrease in accounts receivable of $0.3 million, a decrease in inventories of $0.8 million, and an increase in accounts payable and accrued expenses of $0.3 million.

Investing Activities

During the three months ended June 30, 2026, net cash used in investing activities was $70,000. This decrease was due to purchases of intangible assets of $50,000 and property and equipment of $20,000.

During the three months ended June 30, 2025, net cash used in investing activities was $0.1 million. This decrease was due to purchases of property and equipment of $0.1 million.

Financing Activities

During the three months ended June 30, 2026, net cash provided by financing activities was $0.7 million. This increase was due to net borrowings on our line of credit of $0.2 million and additional borrowings from the Stauss Family Administrative Trust of $0.5 million.

During the three months ended June 30, 2025, net cash used in financing activities was $0.7 million. This decrease was due to net repayments on our line of credit of $0.7 million.

Liquidity, Capital Resources and Sources of Financing

As of June 30, 2026, the Company had a cash balance of $0.1 million and working capital of $3.7 million. Working capital as of March 31, 2026 was $4.2 million. The decrease of $0.5 million was driven primarily by a decrease in cash of $0.7 million, an increase in accounts receivable of $0.1 million, a decrease in inventory of $1.2 million, an increase in prepaids of $0.1 million, and a decrease in accounts payable and accrued expenses of $1.2 million. To date the Company has been financed primarily through retained earnings, loans and credit lines secured by accounts receivable, inventory and fixed assets.

The increased tariff-related costs in prior year have placed additional pressure on our working capital requirements. The increase in gross profit and gross margin from March 31, 2026 and extended supply chain cycles have contributed to a decrease in our cash balance of approximately $0.7 million. Continued or escalated tariffs will require additional financing and changes in capital allocation priorities including shifting payments to the U.S. Government from inventory suppliers to other vendors.

We do not believe our existing cash and cash equivalents along with borrowing capacity from our current lender will be sufficient to meet our anticipated cash needs over the next 12 months which raises substantial doubt about the Company’s ability to continue as a going concern without any additional management actions. As of June 30, 2026, our additional borrowing capacity against the line of credit was $4.3 million. For the three months ended June 30, 2026, the Company had incurred a net loss of $1.5 million, had an accumulated deficit of $12.9 million, and a net stockholders’ deficiency of $2.4 million. We are dependent on the line of credit and our financial covenants were only waived through August 31, 2026. The covenants will be enforced beginning in September 2026 through the term of the agreement. Management is actively pursuing options to improve liquidity, including negotiating waivers and/or amendments to our financial covenants, reducing discretionary spending and capital expenditures, negotiating cost reductions with our suppliers, continuing to improve inventory and evaluating potential capital raises. These plans should help the Company improve its liquidity position over the next fiscal year and enable the Company to continue as a going concern; however, while these plans are intended to mitigate the risk, there can be no assurance that they will be successful in eliminating the substantial doubt about the Company’s ability to continue as a going concern.

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

The Loan Agreement requires the Company to comply with maximum tangible net worth and minimum fixed charge coverage ratios. However, the lender has waived compliance with the financial covenants through August 31, 2026. The covenants will be enforced beginning in September 2026 through the term of the agreement. In addition, the Credit Agreement contains other standard affirmative and negative covenants such as those which (subject to certain thresholds) limit the ability of the Company and its subsidiary and affiliates to, among other things, incur debt, incur liens, engage in any Change of Control (as defined in the Loan Agreement), enter into new lines of business not related to the Company’s current lines of business, make certain investments, issue equity securities, engage in transactions with affiliates, or prepay any debt without the approval of the Lender. Events of default under the Loan Agreement include, among other things, payment defaults, breaches of representations, warranties or covenants, defaults under material indebtedness, certain events of bankruptcy or insolvency, judgment defaults, certain defaults or events relating to employee benefit plans or a change in control of the Company. The events of default would permit the lender to terminate commitments and accelerate the maturity of borrowings under the Loan Agreement if not cured within applicable grace periods.

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

On September 9, 2026, the Lender notified the Company that the Company’s audited financial statements and related compliance certificate for the fiscal year ended March 31, 2026 had not been delivered to the Lender by June 30, 2026, the 90-calendar-day deadline required under Sections 9(b) and 9(d) of the Loan Agreement (Note 9), which constituted a default under the Loan Agreement. The Lender waived this default, and any Default or Event of Default arising from it, on a one-time basis limited solely to this default, and required the Company to deliver such audited financial statements and compliance certificate to the Lender on or before October 15, 2026, which the Company satisfied with its filing of the Annual Report on Form 10-K on September 28, 2026.

The Company recognized deferred financing costs of approximately $0.8 million for bank fees which will be amortized over three years and recorded as interest expense. For the three months ended June 30, 2026 and 2025, the Company recognized less than $0.1 million, respectively, as interest expense for the amortization of deferred financing costs. For the three months ended June 30, 2026 and 2025, interest expense on our lines of credit totaled $0.3 million and $0.2 million, respectively.

Remediation of SIGNIFICANT DEFICIENCY

As of June 30, 2026, we have initiated steps to remediate the significant deficiencies in our internal control over financial reporting related to (i) inadequate segregation of duties due to limited personnel and (ii) insufficient formalized policies and procedures for accounting, financial reporting and record keeping.

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

Information on Outstanding Securities

The following table sets out the number of common shares and warrants outstanding as of the date hereof:

Information on Outstanding Securities as of June 30, 2026
Common shares issued and outstanding	10,360,924
Potential issuance of common shares
Warrants	217,184
Stock options	3,161,500
Fully diluted shares	13,739,608

During the three months ended June 30, 2026, the Company did not issue any common shares, warrants, or options to any consultants or service providers. 15,000 employee stock options were forfeited during the three months ended June 30, 2026.

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

The Company has notes payable to the Stauss Family Administrative Trust to repay loans made to the Company. As of June 30, 2026, principal balance of $1.2 million is due and payable in December 2027. Interest for the initial loan balance of $0.7 million accrues at 5.5% per annum, is paid quarterly, and is included in accrued expenses. The second borrowing of $0.5 million, which occurred during June 2026, accrues at 6.0% per annum, is paid quarterly, and is included in accrued expenses. The notes are subordinated to the Lender and no principal payment is to be made on the notes without prior approval from the Lender. For the three months ended June 30, 2026 and 2025 the interest expense on notes payable to the Stauss Family Administrative Trust was approximately $9,000, respectively.

On March 27, 2025, the Stauss Family Administrative Trust and the Company agreed to extend the maturity date of the Notes Payable to the trust to December 31, 2027.

Off-Balance Sheet Arrangements

ZRCN has no off-balance sheet arrangements.

Estimates, Judgments and Assumptions

ZRCN prepares its consolidated financial statements in accordance with US GAAP, which require management to make estimates and assumptions that affect the amounts of its assets and liabilities, the information provided with regard to future assets and liabilities as well as the amounts of revenues and expenses for the relevant periods. Readers are invited to refer to Note 3 of the financial statements for the three months ended June 30, 2026, for details.

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

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal accounting and financial officer have concluded that as of June 30, 2026, our disclosure controls and procedures were not effective as of such date as a result of significant deficiencies in our internal control over financial reporting due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping. Under the direction of our principal executive officer and principal financial and accounting officer, we are developing a plan to remediate the significant deficiency.

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

As of June 30, 2026, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of June 30, 2026, our internal control over financial reporting had significant deficiencies that lack adequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping and we are implementing plans to improve such internal control.

Changes in Internal Control Over Financial Reporting

As of June 30, 2026, we initiated remediation actions in response to the significant deficiencies identified in our internal control over financial reporting. These actions include the hiring of a Corporate Controller, the implementation of enhanced review procedures over journal entries, and the development and documentation of key accounting policies and procedures. These changes are intended to strengthen our internal control environment.

Other than the foregoing, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding the primary risks and uncertainties that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements, appears in Part I, Item 1A - “Risk Factors” of our 2026 Form 10-K filed with the Securities and Exchange Commission on September 24, 2026. There have been no material changes from the risk factors set forth in our Form 10-K filed on September 24.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not made any sales of unregistered securities of our common stock during the period from April 1, 2026, through June 30, 2026.

Item 3. Defaults Upon Senior Securities

See the Company’s 10-K for the fiscal year ended March 31, 2026 and its 8-K’s filed subsequent to the filing of its 10-K for the fiscal year ended March 31, 2025 for Forbearance Agreements executed with the Company’s former Senior Securities Lender, FGI Worldwide LLC, and the Company’s 8-K filed on March 23, 2026 describing its Loan and Security Agreement dated March 17, 2026 with Altriarch Holding SPV, LLC, the Company’s successor Senior Securities Lender.

On September 9, 2026, the Lender notified the Company that the Company’s audited financial statements and related compliance certificate for the fiscal year ended March 31, 2026 had not been delivered to the Lender by June 30, 2026, the 90-calendar-day deadline required under Sections 9(b) and 9(d) of the Loan Agreement (Note 9), which constituted a default under the Loan Agreement. The Lender waived this default, and any Default or Event of Default arising from it, on a one-time basis limited solely to this default, and required the Company to deliver such audited financial statements and compliance certificate to the Lender on or before October 15, 2026, which the Company expects to satisfied with its filing of the Annual Report on Form 10-K on September 28, 2026. The waiver letter stated that it is not an agreement of forbearance, does not waive any other past, present or future default, and expressly reserves all of the Lender’s other rights, powers, privileges and remedies under the Loan Agreement and the other Loan Document.

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

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation, dated June 19, 2018 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed by the Company on December 27, 2021)
3.2	Certificate of Amendment to Certificate of Incorporation, dated August 28, 2020 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed by the Company on December 27, 2021)
3.3	Certificate of Amendment to Certificate of Incorporation, dated July 9, 2021 (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form 10 filed by the Company on December 27, 2021)
3.4	Certificate of Amendment to Certificate of Incorporation, dated June 17, 2022 (incorporated by reference to Exhibit 3.5 to the Current Report on 8-K filed by the Company on June 21, 2022)
3.5	Certificate of Amendment to Certificate of Incorporation, dated June 17, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on 8-K filed by the Company on June 27, 2023)
3.6	Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form 10 filed by the Company on December 27, 2021)
4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act (incorporated by reference to Exhibit 4.1 to the Current Report on Form 10-K filed by the Company on July 16, 2024)
10.1	Union Bank Loan Agreement (incorporated by reference to Exhibit 1 to the Current Report on Form 8-K/A filed by the Company on August 22, 2023)
10.2+	ZRCN Inc. 2024 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 4.7 to the Registration Statement filed on Form S-8 filed by the Company on March 6, 2024)
10.3+	Form of Stock Option Agreement under the Plan (Incorporated by reference to Exhibit 4.8 to the Registration Statement filed on Form S-8 filed by the Company on March 6, 2024)
10.4†	Revolving Credit, Security And Guaranty Agreement, dated as of May 31, 2024, by and among Zircon Corporation, ZRCN Inc., Zircon De Mexico, S.A. DE C.V., Zircon Corporation Limited, And FGI Worldwide LLC, As Agent For Lenders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 10-K filed by the Company on July 16, 2024)
10.5†	Loan And Security Agreement, dated as of March 17, 2026, by and among Zircon Corporation, ZRCN Inc., And Altriarch Holdings SPV, LLC, As Agent For Lenders (incorporated by reference to Exhibit 10.5 to the Current Report on Form 10-K filed by the Company on September 28, 2026)
10.6†	Waiver and Reservation of Rights Letter - ZIRCON CORPORATION - ZRCN INC._, dated as of September 9, 2026, by and among Zircon Corporation, ZRCN Inc., And Altriarch Holdings SPV, LLC, As Agent For Lenders (incorporated by reference to Exhibit 10.6 to the Current Report on Form 10-K filed by the Company on September 28, 2026)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Current Report on Form 10-K filed by the Company on July 16, 2024)
24	Power of Attorney (included on signature page hereto).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZRCN INC.

Date: September 30, 2026	By:	/s/ John Stauss
	Name:	John Stauss
	Title:	Chairman and Chief Executive Officer

Date: September 30, 2026	By:	/s/ Jeff Parsons
	Name:	Jeff Parsons
	Title:	Chief Financial Officer

